Form 10-Q
period 2008-12-31
InsightfulMind Learning Inc.
filed 2009-02-13
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-155206

INSIGHTFULMIND LEARNING, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

300-1055 West Hastings Street
Vancouver, British Columbia
Canada V6E 2E9
(Address of principal executive offices, including zip code.)

604-609-6152
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
February 11, 2009 - 6,771,293 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Expressed in US Dollars)

	December 31,	March 31,
	2008	2008
	(unaudited)	(audited)

ASSETS
CURRENT
Cash and cash equivalents	$377	$-
Goods and services tax receivable	2,815	5,619
Prepaid Expenses	2,605	7,593

TOTAL CURRENT ASSETS	5,797	13,212

EQUIPMENT(Note 4)	357	516

WEBSITE DEVELOPMENT COSTS (Note 5)	4,333	10,881

INTANGIBLE ASSET (Note 6)	271	352

TOTAL ASSETS	$10,758	$24,961

LIABILITIES
CURRENT
Bank indebtedness	$-	$26
Accounts Payable and accrued liabilities	17,425	4,131
Loan from a shareholder (Note 7)	64,511	28,371

TOTAL CURRENT LIABILITIES	81,936	32,528

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 8)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
6,771,293 common shares	681,999	681,999

ADDITIONAL PAID IN CAPITAL	241,700	164,740

ACCUMULATED OTHER COMPREHENSIVE LOSS	1,863	(7,526)

DEFICIT, accumulated during the development stage	(996,740)	(846,780)

TOTAL STOCKHOLDER'S (DEFICIENCY)	(71,178)	(7,567)

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)	$10,758	$24,961

CONTINGENT LIABILITIES (Note 10)

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Nine months ended		inception
	December 31,		December 31,		(December 3, 2001) to
	2008	2007	2008	2007	December 31, 2008

REVENUE	$243	$-	$564	$132	$1,391

EXPENSES
Amortization	845	4,140	5,454	11,765	34,152
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	640	296	1,433	839	4,187
Interest and bank charges	365	384	1,372	1,158	7,563
Office and miscellaneous	904	386	2,124	1,406	14,469
Professional fees	11,417	20,973	59,188	28,960	118,086
Repairs and maintenance	-	-	-	-	869
Salaries and wages	7,292	9,364	26,067	26,626	306,812
Stock based compensation	50,713	242	50,713	8,690	461,698
Telephone and utilities	279	3	951	123	9,215
Advertising and promotion	1,720	16	3,238	243	6,023
Write down in website development costs	-	-	-	-	14,145

	74,175	35,804	150,540	79,810	998,147

OTHER INCOME
Interest income	-	-	16	-	16

NET LOSS FOR THE PERIOD	(73,932)	(35,804)	(149,960)	(79,678)	(996,740)

CURRENCY TRANSLATION ADJUSTMENT	7,267	(720)	9,389	4,011	1,863

COMPREHENSIVE LOSS FOR THE PERIOD	$(66,665)	$(36,524)	$(140,571)	$(75,667)	$(994,877)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	6,771,293	6,771,293	6,771,293	6,768,143

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS’
	COMMON STOCK		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)
Stock issued for service at $0.105 per share
on December 5, 2001	37,500	3,931	-	-		3,931
Stock issued for cash at $0.0004 per share
on December 5, 2001, revalued at $0.105 per share	3,375,000	353,767	-	-		353,767
Stock issued for cash at $0.105 per share
on December 5, 2001	150,000	15,722	-	-		15,722
Stock-based compensation on 75,000 options granted			6,026			6,026
Comprehensive income (loss):
Currency translation adjustment					(9)	(9)
(Loss) for the period	-	-	-	(376,277)		(376,277)
Balance, March 31, 2002	3,562,500	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.110 per share
on April 5, 2002	117,647	12,916	-	-		12,916
Stock issued for cash at $0.145 per share
on June 18, 2002	44,445	6,458	-	-		6,458
Exercise of warrants at $0.110 per share
on August 15, 2002	117,647	12,916	-	-		12,916
Stock issued for cash at $0.145 per share
on December 16, 2002	22,222	3,229	-	-		3,229
on January 10, 2003	22,223	3,229	-	-		3,229
on January 21, 2003	44,445	6,458	-	-		6,458
on March 7, 2003	102,845	14,944	-	-		14,944
on March 13, 2003	13,822	2,008	-	-		2,008
Stock issued for debt at $0.145 per share
on January 15, 2003	11,111	1,615	-	-		1,615
Imputed interest from shareholder loan			340			340
Stock-based compensation on 25,000 options granted			1,957			1,957

Comprehensive income (loss):
Currency translation adjustment					197	197
(Loss) for the year	-	-	-	(67,360)		(67,360)
Balance, March 31, 2003	4,058,907	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.167 per share
on April 2, 2003	44,445	7,403	-	-		7,403
on May 13, 2003	22,223	3,702	-	-		3,702
on May 21, 2003	22,223	3,702	-	-		3,702
on June 23, 2003	66,667	11,105	-	-		11,105
on August 1, 2003	22,222	3,702	-	-		3,702
on August 6, 2003	22,223	3,702	-	-		3,702
on October 24, 2003	25,000	4,164	-	-		4,164
on November 18, 2003	25,000	4,164	-	-		4,164
Stock issued for debt at $0.167 per share
on April 15, 2003	11,111	1,851	-	-		1,851
on July 15, 2003	11,111	1,851	-	-		1,851
on October 15, 2003	11,111	1,851	-	-		1,851
Comprehensive income (loss):
Currency translation adjustment					(265)	(265)
(Loss) for the year	-	-	-	(63,056)		(63,056)

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2008
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS’
	COMMON STOCK		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Balance, March 31, 2004	4,342,243	484,390	8,323	(506,693)	(77)	(14,057)

Stock issued for cash at $0.078 per share
on June 15, 2004	600,000	47,054	-	-		47,054
on June 30, 2004	200,000	15,685	-	-		15,685
on December 17, 2004	755,000	59,210	-	-		59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-		3,921
Comprehensive income (loss):
Currency translation adjustment					(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)		(65,452)
Balance, March 31, 2005	5,897,243	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.084 per share
on July 28, 2005	100,000	8,385	-	-		8,385
on September 14, 2005	50,000	4,193				4,193
Stock issued for debt at $0.084 per share		-
on March 15, 2006	197,800	16,586	-	-		16,586
Forgiveness of debt by a director and shareholder			34,798			34,798
Imputed interest from shareholder loan			350			350
Stock-based compensation on 450,000 options granted			31,972			31,972
Comprehensive income (loss):
Currency translation adjustment					1,059	1,059
(Loss) for the year	-	-	-	(112,773)		(112,773)
Balance, March 31, 2006	6,245,043	635,503	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.088 per share
on November 24, 2006	300,000	26,369	-	-		26,369
on December 7, 2006	200,000	17,579	-	-		17,579
Forgiveness of debt by a director and shareholder			31,643			31,643
Imputed interest from shareholder loan			939			939
Stock-based compensation on 100,000 options granted			7,932			7,932
Comprehensive income (loss):
Currency translation adjustment					(108)	(108)
(Loss) for the year	-	-	-	(65,430)		(65,430)
Balance, March 31, 2007	6,745,043	679,451	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.097 per share
on May 4, 2007	26,250	2,548	-	-		2,548
Forgiveness of debt by a director and shareholder			34,950			34,950
Imputed interest from shareholder loan			1,126			1,126
Stock-based compensation on 100,000 options granted			8,787			8,787
Comprehensive income (loss):
Currency translation adjustment					4,447	4,447
(Loss) for the year	-	-	-	(96,432)		(96,432)
Balance, March 31, 2008	6,771,293	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder			24,814			24,814
Imputed interest from shareholder loan			1,433			1,433
Stock-based compensation			50,713			50,713
Comprehensive income (loss):
Currency translation adjustment					9,389	9,389
(Loss) for the period				(149,960)		(149,960)

Balance, December 31, 2008	6,771,293	$ 681,999	$ 241,700	$ (996,740)	$ 1,863	$ (71,178)
(See accompanying notes to the financial statements)
F-4

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Nine months ended December 31,		(December 3, 2001) to
	2008	2007	December 31, 2008
OPERATING ACTIVITIES

Net (loss) for the period	$(149,960)	$(79,678)	$(996,740)

Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	5,454	11,765	34,152
Foreign exchange gain/loss	-	-	(23,723)
Forgiveness of debt	24,814	25,923	130,126
Imputed interests	1,433	839	4,187
Share issued for services / debts	-	2,520	26,301
Stock based compensation	50,713	8,690	461,698
Write down of website development costs	-	-	14,145

Changes in non-cash working capital:
Goods and service tax receivable	2,111	(1,368)	(2,007)
Prepaid expenses	4,200	-	11,577
Accounts payables and accrued liabilities	15,730	14,532	17,244

NET CASH USED IN OPERATING ACTIVITIES	(45,504)	(16,777)	(323,040)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	(384)	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	(384)	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	45,952	-	70,390

NET CASH FROM FINANCING ACTIVITIES	45,952	-	369,821

EFFECT OF EXCHANGE RATE ON CASH	(45)	4,080	229

NET INCREASE (DECREASE) IN CASH	403	(13,081)	377

CASH AND CASH EQUIVALENTS - Beginning of Period	(26)	29,450	-

CASH AND CASH EQUIVALENTS - End of Period	$377	$16,369	$377

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 1 - Nature of Operations

InsightfulMind Learning, Inc. (“the Company”) was incorporated under the Canada Business Corporations Act on December 3, 2001 under the name “The LectureNet Learning Corporation” and was registered extra-provincially in the Province of British Columbia on January 24, 2002. The name of the Company was changed to “InsightfulMind Learning, Inc.” effective August 26, 2002.

The Company is engaged primarily in the development of educational courses which it plans to market on the internet. The Company is located in the City of Vancouver, Province of British Columbia, Canada.

Note 2 - Basis of Presentation - Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Management plans to obtain additional financing through the issuance of shares, in order to allow the Company to complete its development phase and commence earning revenue. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than in the normal course of business.

The Company will seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2008	2008

Working capital (deficit)	$(76,139)	$(19,316)
Deficit	996,740	846,780

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies

(a) Basis of Accounting

The financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles of United States of America (US GAAP).

(b) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.

(c) Foreign currency translation and transactions

The Company’s functional currency is Canadian dollars. Transactions in other currencies are recorded in Canadian dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into Canadian dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

The Company has chosen U.S. dollars as its reporting currency. Assets and liabilities are translated into the reporting U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity (deficiency).

(d) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at December 31, 2008 and March 31, 2008, there were no cash equivalents.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies - Continued

(e) Equipment

Equipment is recorded at cost less accumulated amortization. Equipment is amortized over estimated useful lives using the following rates and methods:

Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method
Computer software	100%	declining balance method

Amortization is provided at one half of the stated rates in the year of acquisition.

(f) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As at December 31, 2008, the Company had $nil (March 31, 2008 - $nil) in a bank beyond insured limits.

(g) Website development costs

Website development costs are for the development of the Company's corporate website and web-based courses. These costs have been capitalized when acquired or developed, and installed, and are being amortized over their estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, Accounting for Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totals to $814 (2007: $4,090) and $5,345 (2007: $11,623) for the three-month and nine-month periods ended December 31, 2008 respectively.

(h) Intangible assets

On January 8, 2008, the Company obtained the registered trademark “MathNote” from the United States Patent and Trademark Office. Intangible asset represents the trademark and is recorded at cost less accumulated amortization. The trademark is amortized over its estimated useful life of 10 years.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies - Continued

(i) Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(j) Asset retirement obligation

The Company has adopted SFAS No.143, Reporting Asset Retirement Obligations. An asset retirement obligation is a legal obligation associated with the retirement of tangible long-lived assets that the Company is required to settle. The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability. To date, the Company has not incurred any asset retirement obligations.

(k) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for three-month and nine-month periods ended December 31, 2008 were $1,720 (2007: $16) and $3,238 (2007: $243), respectively.

(l) Stock based compensation

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Prior to the adoption of SFAS No. 123 (revised 2004), the Company adopted the fair value method of accounting for stock-based compensation as recommended by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies - Continued

(m) Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted SFAS No.128, Earnings per Share, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share because there are no potential dilutive securities.

(n) Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

(o) Fair value of financial instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and can not be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities and loan from a shareholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(p) Comprehensive income (loss)

The Company accounts for comprehensive income under the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Income (Loss). The Company’s comprehensive income (loss) consists of net earnings (loss) for the year and currency translation adjustments.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies - Continued

(q) Revenue recognition

The Company’s revenue consists of sales of internet educational courses to end-users through the Company’s website which is recognized when services are rendered and payments are received or rights to receive consideration are obtained and collection of consideration is reasonably assured.

(r) Recent Accounting Pronouncements

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

In May 2008, the FASB issued FASB Staff Position (FSP No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements) (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 3 – Summary of Significant Accounting Policies - Continued

(r) Recent Accounting Pronouncements - continued

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources for generally accepted accounting principles (GAAP in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments. FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active. The Company do not expect the adoption of FSP FAS 157-3 to have a material effect on our financial statements.

Note 4 - Equipment

Equipment at December 31, 2008 and March 31, 2008 is summarized as follows:

		Accumulated	Net book
December 31, 2008	Cost	depreciation	value

Office equipment	$1,120	$862	$258
Computer equipment	858	759	99
	$1,978	$1,621	$357

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 4 – Equipment (Continued)

		Accumulated	Net book
March 31, 2008	Cost	depreciation	value

Office equipment	$1,342	$978	$364
Computer equipment	1027	875	152
Computer software	975	975	-
	$3,344	$2,828	$516

Note 5 - Website Development Costs

The Company’s website development was substantially completed in October 2005 and the capitalized cost is amortized over 3 years. The website development costs are summarized as follows:

		Accumulated	Net book
December 31, 2008	Cost	amortization	value

Website development costs	$22,775	$18,442	$4,333

		Accumulated	Net book
March 31, 2008	Cost	amortization	value

Website development costs	$27,286	$16,405	$10,881

During the year ended March 31, 2008, the Company discontinued two web-based courses marketed through the Company’s corporate website and the related remaining unamortized costs ($14,145) was written off during the year.

Note 6 - Intangible Assets

Intangible asset at December 31, 2008 and March 31, 2008 are summarized as follows:

		Accumulated	Net book
December 31, 2008	Cost	amortization	value

Trademark	$310	$39	$271

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 6 - Intangible Assets - Continued

		Accumulated	Net book
March 31, 2008	Cost	amortization	value

Trademark	$372	$20	$352

Note 7 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded as additional paid in capital of $1,433 for the nine months ended December 31, 2008 (2007 - $839).

A director and shareholder of the Company waived $24,814 of the management fee payable for his services rendered during the nine months ended December 31, 2008. The amount was recorded as additional paid in capital during the nine months ended December 31, 2008.

Note 8 - Stockholders’ Equity

(a) Common Stock

On December 5, 2001, the Company (i) issued 3,375,000 common shares for cash to the founder and sole director of the Company at $0.0004 per share; (ii) issued 37,500 common shares for service to a party related to the founder of the Company at $0.105 per share; and (iii) issued 150,000 common shares for cash to the sole director of the Company pursuant to a private placement at $0.105 per share. The Company recorded the 3,375,000 shares issued to the founder at fair value at $0.105 per share and recorded a stock based compensation of $352,337.

On April 1, 2002, the board of directors approved a 1.5 for 1 forward stock split of the Company’s issued and outstanding shares of common stock. These Financial Statements of the Company have been restated to reflect the 1.5 for 1 forward stock split.

For the fiscal year ended March 31, 2003, the Company issued (i) 117,647 units for cash at $0.110 per unit for total proceeds of $12,916; (ii) issued 250,002 common shares for cash at $0.145 per share for total proceeds of $36,326; (iii) issued 117,647 common shares upon the exercise of warrants for cash at $0.110 per share for total proceeds of $12,916; and (iv) issued 11,111 common shares for the settlement of debt at $0.145 per share for the total debt of $1,615. In connection with the above unit issuance, each unit consisted of one common share and one share purchase warrant with an exercise price at $0.110 per share. The Company adopted the residual approach and allocated the total proceeds to the common shares and $nil to the share purchase warrants.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 8 - Stockholders’ Equity - Continued

(a) Common Stock - Continued

For the fiscal year ended March 31, 2004, the Company (i) issued 250,003 common shares for cash at $0.167 per share for total proceeds of $41,644; and (ii) issued 33,333 common shares for the settlement of the debt at $0.167 for the total debt of $5,552.

For the fiscal year ended March 31, 2005, the Company (i) issued 600,000 units for cash at $0.078 per unit for total proceeds of $47,054; and (ii) issued 955,000 common shares for cash at $0.078 per share for total proceeds of $74,895. Each unit consisted of one common share and one share purchase warrant with an exercise price at $0.078 per share. The Company adopted the residual approach and allocated the total proceeds to the common stocks and $nil to the share purchase warrants.

For the fiscal year ended March 31, 2006, the Company (i) issued 150,000 common shares at $0.084 per share pursuant to the exercise of warrants for total proceeds of $12,578; and (ii) issued 197,800 common shares at $0.084 per share for the settlement of debt of $16,586.

For the fiscal year ended March 31, 2007, the Company issued 500,000 common shares for cash at $0.088 per share for total proceeds of $43,948.

For the fiscal year ended March 31, 2008, the Company issued 26,250 common shares at $0.097 per share for the settlement of debt of $2,548.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the year ended March 31, 2008, the Company granted a director the option to purchase 100,000 shares of common stock at an exercise price per share of $0.146. The option vested immediately and expires 10 years from the date of the grant.

The fair value of each option granted for the year ended March 31, 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2008

Expected volatility	105.50%
Risk-free interest rate	4.19%
Expected life	10 years
Dividend yield	0.00%

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 8 - Stockholders’ Equity - Continued

(b) Stock Options

The weighted average fair value of stock options granted during the year ended March 31, 2008 is summarized as follows:

	Weighted	Weighted
	average	average
	exercise	fair
	price	value

Exercise price is above market price at date of grant	$0.15	$0.09

On November 3, 2008, the Company’s board of directors approved to denominate the exercise price of outstanding stock options of 550,000, 75,000 and 25,000 at exercise prices of $0.13, $0.14 and $0.21 per share in U.S. dollars, respectively. The transaction is regarded as cancellation of original stock options previously granted and then granted on the same day with the same number of stock options with the same terms except the exercise prices are denominated in U.S. dollars.

The fair value of each option granted for the nine-month ended December 31, 2008 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Period ended
December 31, 2008

Expected volatility	110.6% - 121.6%
Risk-free interest rate	2.32% - 3.8%
Expected life	3.2 years - 8.5 years
Dividend yield	0.00%

There was no option exercised or expired during the nine months ended December 31, 2008.

During the three-month and nine-month periods ended December 31, 2008, the Company incurred a total of $50,713 (2007: $242) and $50,713 (2007: $8,690) in stock based compensation expenses respectively.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 8 - Stockholders’ Equity - Continued

(b) Stock Options - Continued

Changes in stock options for the nine months ended December 31, 2008 and year ended March 31, 2008 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2007	650,000	$0.13
Granted	100,000	0.13
Cancelled	(100,000)	0.13
Balance, December 31, 2008 and March 31, 2008	650,000	0.13

The Company has the following options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$0.13	550,000	7.38	$0.13	550,000	$0.13
0.14	75,000	3.05	0.14	75,000	0.14
0.21	25,000	3.36	0.21	25,000	0.21
$0.13 -$0.21	650,000	6.73	0.13	650,000	0.13

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 8 - Stockholders’ Equity - Continued

The Company has the following options outstanding and exercisable at March 31, 2008:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$0.15	550,000	8.13	$0.15	550,000	$0.15
0.17	75,000	3.81	0.17	75,000	0.17
0.25	25,000	4.11	0.25	25,000	0.25
$0.15 - $0.25	650,000	7.47	0.16	650,000	0.16

(c) Warrants

In the past, the Company issued warrants entitling the holders to acquire common shares of the Company. Movements of warrants are summarized as follows:

	Number of	Exercise
	warrants	price

Balance, March 31, 2007	650,000	$0.09
Expired	(650,000)	0.09
Balance, December 31, 2008 and March 31, 2008	-

There were no share purchase warrants outstanding as at December 31, 2008 and March 31, 2008.

Note 9 - Statement of Cash Flows - Supplemental Information

No cash was paid in respect to interest or income taxes during the period from incorporation on December 3, 2001 to December 31, 2008.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2008

Note 9 - Statement of Cash Flows - Supplemental Information (Continued)

For the purpose of statements of cash flows, the cash and cash equivalents is comprised of:

	December 31,	March 31,
	2008	2008

Cash and cash equivalents	$377	$-
Bank indebtedness	-	(26)
	$377	$(26)

Note 10 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 11 - Related Party Transactions

During the three-month and nine-month periods ended December 31, 2008, the Company paid $367 (2007: $nil) and $1,103 (2007: $nil) in director fees to the directors of the Company respectively.

During the three-month and nine-month periods ended December 31, 2008, the Company accrued and paid salary of $7,292 (2007: $9,364) and $26,067 (2007: $26,626) to two directors of the Company respectively. Included in the accrued salary, $7,268 (2007: $8,641) and $24,814 (2007: $25,923) were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

See Note 7.

Note 12 – Subsequent Events

On January 12, 2009, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder, lent the Company a further CAD$20,000 for working capital. The additional CAD$20,000 loan is unsecured, non-interest bearing and due on demand.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the quarterly report on Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Estimates and Assumptions

     In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Trends Affecting Our Business

     We do not recognize any trends which will affect our business. While it appears that we are heading into a world wide recession, the demand for college testing materials remains constant in good or bad economical cycles.

Plan of Operation For The Next Twelve Months

     Unless we raise additional capital through the sale of common stock in private placements, we do not plan to spend any funds on the research and development of our product. Instead, we intend to work with what we have, and focus our efforts on marketing activities in order to increase revenues. Unless we raise additional capital through the sale of common stock in private placements, we allocate only $10,000 for marketing. In this scenario, our officers intend to spend more time on our day-to-day business operations, focusing their efforts on developing a reciprocal link campaign and an automated email script campaign for following-up demo sign-ups.

Results of Operations

Three Months Ended December 31, 2008 compared to December 31, 2007

     We achieved revenue of $243 for the three months ended December 31, 2008 compared to no revenue ($nil) for the three months ended December 31, 2007. The $243 in revenue was attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008. For the three month period ended December 31, 2007, we offered no courses for sale, as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand.

     Amortization expense decreased by $3,295 or 80% from $4,140 for the three months ended December 31, 2007 to $845 for the three months ended December 31, 2008. The reason for the decrease was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

     Interest on shareholder loan increased by $344 or 116% from $296 for the three months ended December 31, 2007 to $640 for the three months ended December 31, 2008. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

     Professional fees decreased by $9,556 or 46% from $20,973 for the three months ended December 31, 2007 to $11,417 for the three months ended December 31, 2008. The reason for the decrease was the accounting costs we incurred during the three months ended December 31, 2007 relating to the conversion of our financial statements, from inception, from Canadian dollar and Canadian GAAP reporting to U.S. dollar and U.S. GAAP reporting.

     Salaries and wages decreased by $2,072 or 22% from $9,364 for the three months ended December 31, 2007 to $7,292 for the three months ended December 31, 2008. The reason for the decrease was that we did not perform any programming development work on our current course during the three months ended December 31, 2008, as we had finished developing the course on or around the time we had first offered it for sale on May 7, 2008.

     Stock based compensation increased by $50,471 or 20,856% from $242 for the three months ended December 31, 2007 to $50,713 for the three months ended December 31, 2008. The reason for the increase was that on November 3, 2008, the board of directors resolved that the exercise price of the Company's 650,000 outstanding stock options be converted from Canadian dollars per share into U.S. dollars per share, using the Bank of Canada nominal noon exchange rate for November 3, 2008 of 0.8421. The accounting treatment was one where the transaction was regarded as a cancellation of the stock options originally granted and then the grant on the same day of the same number of stock options with the same terms except for the exercise prices now denominated in U.S. dollars. Because the stock options were fully vested, it resulted in the stock based compensation charge of $50,713.

     Advertising and promotion expense increased by $1,704 or 10,650% from $16 for the three months ended December 31, 2007 to $1,720 for the three months ended December 31, 2008. The reason for the increase was, with the launch of our MathNote SAT® course on May 7, 2008, we commenced and continue with two search marketing campaigns, one with Google, which we commenced on May 8, 2008, and the other with Yahoo, which we commenced on June 12, 2008. With the campaigns, we surface as a sponsored link on Google and Yahoo, where certain keywords, such as “SAT math”, are searched. For the three months ended December 31, 2007, our advertising and promotional expense was negligible as we were not selling any courses during the period, as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand.

Nine Months Ended December 31, 2008 compared to December 31, 2007

     We achieved revenue of $564 for the nine months ended December 31, 2008 compared to $132 for the nine months ended December 31, 2007. The $564 in revenue was attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008. The $132 in revenue was attributable to sales of our two original courses, MathNote Math League and MathNote AMC 12, prior to us discontinuing them on July 1, 2007, due to lack of demand.

     Amortization expense decreased by $6,311 or 54% from $11,765 for the nine months ended December 31, 2007 to $5,454 for the nine months ended December 31, 2008. The reason for the decrease was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

     Interest on shareholder loan increased by $594 or 71% from $839 for the nine months ended December 31, 2007 to $1,433 for the nine months ended December 31, 2008. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year, and the corresponding interest imputed thereon.

     Professional fees increased by $30,228 or 104% from $28,960 for the nine months ended December 31, 2007 to $59,188 for the nine months ended December 31, 2008. The reason for the increase was the legal and accounting costs we incurred in relation to the preparation, review and filing of our Form S-1, and the amendment related thereto.

     Stock based compensation increased by $42,023 or 484% from $8,690 for the nine months ended December 31, 2007 to $50,713 for the nine months ended December 31, 2008. The reason for the increase was that on November 3, 2008, the board of directors resolved that the exercise price of the Company's 650,000 outstanding stock options be converted from Canadian dollars per share into U.S. dollars per share, using the Bank of Canada nominal noon exchange rate for November 3, 2008 of 0.8421. The accounting treatment was one where the transaction was regarded as a cancellation of the stock options originally granted and then the grant on the same day of the same number of stock options with the same terms except for the exercise prices now denominated in U.S. dollars. Because the stock options were fully vested, it resulted in the stock based compensation charge of $50,713.

     Advertising and promotion expense increased by $2,995 or 1,233% from $243 for the nine months ended December 31, 2007 to $3,238 for the nine months ended December 31, 2008. The reason for the increase was, with the launch of our MathNote SAT® course on May 7, 2008, we commenced and continue with two search marketing campaigns, one with Google, which we commenced on May 8, 2008, and the other with Yahoo, which we commenced on June 12, 2008. For the nine months ended December 31, 2007, our advertising and promotional expense was considerably less, as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand. Additionally, with our two original courses, we undertook only one search marketing campaign, with Google, and the click-through response was roughly one-tenth of that of the two MathNote SAT® campaigns.

Assets and Liabilities at December 31, 2008 compared to March 31, 2008

     Prepaid expenses decreased by $4,988 or 66% from $7,593 at March 31, 2008 to $2,605 at December 31, 2008. During the period, the Company’s Canadian counsel returned a retainer in the amount of $4,083, as the Company’s United States counsel performed the work.

     Website development costs decreased by $6,548 or 60% from $10,881 at March 31, 2008 to $4,333 at December 31, 2008. The reason for the decrease was the amortization claimed during the period.

     Loan from a shareholder increased by $36,140 or 127% from $28,371 at March 31, 2008 to $64,511 at December 31, 2008. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated limited revenues from operations. Primarily this is as a result of not devoting full time to our operations. Our officers and directors have other occupations to which they devote significant time. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we have to attract customers and generate revenues. With our officers devoting more time to our operations and increasing marketing activities, we hope to become profitable and competitive. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

     We expect to generate revenues through the sale of our web-based course and we expect to raise additional capital through the sale of common stock in private placements. There is no assurance, however, that we will be able to raise any capital through the sale of common stock.

     We do not believe that possible inflation and price changes will affect our revenues.

     Our auditors have issued a going concern opinion. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

     Since inception, we have issued 6,771,293 shares of our common stock and received cash of $299,431.

     We have generated minimal revenues from the sale of our product. We expect to obtain capital through the sale of our product and through the sale of our common stock. There is no assurance we will sell any shares of common stock. We believe that revenues from the sale of our product and capital generated from the sale of our common stock will allow us to operate for the next twelve months. Revenue from the sale of our product, capital raised from the sale of common stock, and shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock.

     As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $64,511 through December 31, 2008. Additionally, on January 12, 2009, our principal executive officer lent the Company a further $20,000 Canadian dollars. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past two years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings.

     As of December 31, 2008, our total current assets were $5,797 and our total current liabilities were $81,936 resulting in a working capital deficit of $76,139.

Off Balance Sheet Arrangements

     We have no off balance sheet arrangements.

Critical Accounting Policies

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, valuation of long-lived assets and income taxes. These policies, and the related procedures, are described in detail below.

     In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements, that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent., Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any, the adoption of this consensus will have on the results of operations, financial position or cash flows.

     In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (previously FSP APB 14-a), which will change the accounting treatment for convertible securities which the issuer may settle fully or partially in cash. Under the final FSP, cash settled convertible securities will be separated into their debt and equity components. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability will be recorded as additional paid-in capital. As a result, the debt will be recorded at a discount reflecting its below market coupon interest rate. The debt will subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will affect the calculations of net income and earnings per share for many issuers of cash settled convertible securities. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption will not have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources for generally accepted accounting principles (“GAAP”) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption will not have a material effect on the Company’s financial statements.

     In June 2008, the Financial Accounting Standards Board (FASB) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.    EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of February, 2009.

INSIGHTFULMIND LEARNING INC.
(Registrant)

BY:   JEFFERSON THACHUK
         Jefferson Thachuk
         President, Principal Executive Officer, Principal
         Accounting Officer, and Principal Financial
         Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section
302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.