Form 10-K
period 2009-03-31
InsightfulMind Learning Inc.
filed 2009-06-08
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2009

Commission file number 333-155206

INSIGHTFULMIND LEARNING, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

300-1055 West Hastings Street
Vancouver, British Columbia
Canada   V6E 2E9
(Address of principal executive offices, including zip code.)

604-609-6152
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒   No ☐

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 4, 2009: $174,065.

PART I

ITEM 1.        BUSINESS

General

We are a development stage company, founded to create an e-learning business that offers extracurricular courses over the Internet. Our focus to date has been on senior high-school level mathematics. We presently sell one web-based course, which we first offered for sale on May 7, 2008. The goal of the course is to help students improve their math score on the math section of the SAT®, through practice and by learning the most frequently used SAT® math techniques. MathNote is the brand under which we sell our course.  The course is self-paced and fully automated, involving no teachers or administration by us to offer it. The course is fully hosted, where students access the course through our corporate website, as opposed to downloading it, or accessing the course via diskette. Students register for the course by purchasing a one year, renewable subscription for $39.

Our History and Development

Our legal name and the name under which we carry on business is InsightfulMind Learning, Inc. We were incorporated federally in Canada pursuant to the provisions of the Canada Business Corporations Act of 1985, as amended, on December 3, 2001 under the name "The Lecturenet Learning Corporation". On August 13, 2002, our articles were amended to split or subdivide the shares of our common stock on the basis of one and one-half post-subdivision shares for every one share of common stock previously held. On August 26, 2002, our articles were further amended to change our name to "InsightfulMind Learning, Inc." On September 24, 2002, our articles were amended again to remove restrictions on the number of shareholders that we may have and to remove the prohibition from inviting the public to subscribe for our securities. Our corporate headquarters are located in Canada, at Suite 300 - 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9. Our registered and records office is also in Canada at 1600 - 609 Granville Street, Vancouver, British Columbia V7Y 1C3.

We are extra provincially registered in the Province of British Columbia, Canada under the British Columbia Business Corporations Act pursuant to a Certificate of Registration dated January 24, 2002 issued by the Registrar of Companies for the Province of British Columbia.

We were originally founded to create a web-based e-learning business that offered a variety of extracurricular, educational courses over the Internet. Our original plan was to develop courses from different faculties. In May 2002, we entered into course authoring contracts with two different authors. One of the authors was to author a course describing the different strategies to use when analyzing and solving math problems, intended for those who would be writing high school math contests, as well as the SAT, or similar college entrance exams, and the other author was to author a course profiling extraordinary women, in the course of exploring the history and development of women’s rights, intended for girls between the ages of ten and twelve. In addition to these two subjects, at the time, we were contemplating the pursuit of two additional, but completely different, subjects.

In early 2003, we changed our approach. We decided to focus exclusively on our math related subject, developing it in greater depth. Accordingly, we discontinued development of the course profiling extraordinary women. We terminated the course authoring contract with the author, with which the author agreed. In October, 2003, John Omielan, the author of the math course, delivered to us, in Word format, the first completed course, along with a set of resources to be used with the course. At that time, the Company and Mr. Omielan agreed to expand the scope of the original course authoring contract to include a second course, by adding content to the original course and then splitting it in two. In October, 2004, we received the second course, but decided, instead, to recombine the two courses into one core course, and to use this core course to underlie the development of the two courses we intended to market. The first course was to help senior-level high school students prepare for the Math League Math Contest and the second course was to help them prepare for the American Mathematics Competition 12 (the “AMC 12").

Despite using the same core course to underlie the development of the two courses, Mr. Omielan customized each course through the use of math techniques taught and sample problems used. The courses prepared students for the two math contests by examining past contests to determine what math techniques were needed, and how often they were used, to solve the problems in those contests. We then ranked these techniques in terms of prevalence and taught them, their applications and interrelationships, to the student. The two different math contests gave rise to two different math techniques profiles. Accordingly, despite some overlap in techniques due to the math being senior-level math, a different set of math techniques was covered in each course. In addition, Mr. Omielan used sample problems from the contest under study to illustrate the different math techniques. Therefore, where a math technique was covered in both courses, the sample problems used to illustrate it differed, depending on the contest under study.

The first course Mr. Omielan delivered was the Math League Math Contest course. Mr. Omielan delivered the course in pieces, with the final piece delivered in September, 2005. The course was drafted in Word. As we received the pieces, we modified the documents to include web-friendly code for hyperlinks, math typeset, and database applications. The formatted content was then transferred to web-based templates. To transfer content and subject it to different applications, we developed, and continue to add to, a web-based editing tool for this purpose. We completed the Math League course and released it for sale in October, 2005. Mr. Omielan delivered the first piece of the second course, the AMC 12 course, in November, 2005. Mr. Omielan delivered the final piece in January, 2006. As we received the pieces, we modified the documents to include web-friendly code for hyperlinks, math typeset, and database applications, and transferred the formatted content to the web-based templates. We completed the AMC 12 course and released it for sale in January, 2006. The two courses were different, focusing on different math technique mixes and using different sample problems to illustrate these techniques. However, the two courses shared a common set of resources. The two courses and resource supplements were fully automated, requiring no human interaction or involvement to offer them (i.e. no teachers or administration). Additionally, the two courses were fully hosted, where students accessed the courses via the Internet, as opposed to downloading them, or accessing them via diskette. The two courses did not sell. We discontinued these two courses on July 1, 2007, achieving lifetime sales of them of only $827.

In December, 2006, we turned our focus onto the SAT®, with the intention of levering the core course and the resources we developed for the two math contest courses. We entered into a new course authoring agreement with Mr. Omielan, where Mr. Omielan agreed to author a course to help students prepare for the math aspect of the SAT®. By April, 2007, Mr. Omielan had completed the research component of developing the course, where Mr. Omielan examined the eight practice tests in the official SAT® study guide, plus the six official SAT® practice tests in the online course, to determine what math techniques were needed, and how often they were used, enabling Mr. Omielan to rank these techniques in terms of prevalence, and from this, to construct the course outline. By January, 2008, the course had been drafted in its entirety and had been modified to include Web-friendly code for hyperlinks, math typeset, and database applications. Additionally, all new math typeset (2,517 images) and diagrams (131 images) had been created. The course needed to be uploaded. At this point, we decided to place greater emphasis on the practice problem aspect and less emphasis on theory. We engaged Mr. Omielan to draft 21 new practice problems, with answer keys and explanations, for Lesson 1, which was also the demo lesson. MathNote SAT® was finished and uploaded, and finally launched on May 7, 2008.

Since inception Jefferson Thachuk has been responsible for the general design and development of the business, including business direction, and all editorial work. Mr. Thachuk is our chairman of the board, president, principal executive officer, principal financial officer, principal accounting officer, treasurer, and secretary, as well as our promoter and a control person. Mr. Thachuk devotes 5 to 20 hours per week towards the management of our business, depending on our needs. Since January 2002, Raven Kopelman has been responsible for overseeing all programming work and the technological development of our corporate website and web-based courses. Mr. Kopelman is a director and serves as our chief programmer. Mr. Kopelman devotes 1 to 2 hours per week towards the maintenance of our website, and up to 10 hours per week, for short periods of time, when required for development work. Since inception, we’ve had no other employees.

e-Learning Industry

e-Learning is the industry term for Internet- and Intranet- or web-enabled and technology developed and distributed education and training. The key components of e-Learning are content, technology and services.

e-Learning content ranges from basic Hyper Text Markup Language (“HTML”) pages and documents to fully interactive events and simulations. It includes customer specific content development and off the shelf courseware. There is currently a major drive to web-enable existing content from various formats such as Instructor led classes, paper based materials, CD ROM's, and existing intellectual assets.

e-Learning technologies have emerged to enable the creation, distribution, tracking and administration of training and learning content. e-Learning technologies also include collaborative tools. The core piece of e-Learning infrastructure is known as the Learning Management System (“LMS”). The LMS supports and delivers the e-Learning content and can incorporate assessment and competency frameworks. The LMS provides the ability to track, manage and report on learning activity and it can integrate with other enterprise systems such as Enterprise Resource Planning (“ERP”) and Human Resources applications.

The Internet and Intranet allow many forms of communication and e-Learning facilitates multiple forms of collaboration between peers, instructors, mentors and experts. Collaboration can be self-paced using threaded discussion capabilities and email, or they can be real-time using the live web-based delivery of events and collaborative learning provided by leading suppliers of such technology.

e-Learning services are available to support and improve the effectiveness of e-Learning. Consulting services are used to understand learning requirements, to prepare e-Learning solutions and strategies and to ensure successful implementation. Content development services are available to convert legacy content for optimal delivery over the Internet or Intranets. Hosting services are provided to reduce the technological hurdles to e-Learning. Service providers can host technology and content on an Application Service Provider (“ASP”) model, removing any hardware or software requirements for the clients’ organization.

With an already strong foothold in the enterprise sector, e-learning is advancing in K-12 and higher education teaching environments, according to San Jose, CA-based market researchers Global Industry Analysts, which project the global e-learning market to surpass $52.6 billion by 2010.

The 2007 U.S. e-learning market was $17.5 billion according to “e-Learning: A Global Strategic Business Report”, a report published by Global Industry Analysts. While Europe and Japan lag on e-learning adoption compared to the United States (U.S. enterprise e-learning adoption accounts for 60 percent of the market, while Europe's accounts for 15 percent), overall usage of e-learning in Asia is expected to reach a compound annual growth rate of 25 percent to 30 percent through 2010, according to the firm. Worldwide that rate should hit between 15 percent and 30 percent, the report states.

The SAT®

The SAT® is a standardized paper-and-pencil test typically taken by high school junior and senior students that measures one’s ability to analyze and solve problems in math, critical reading, and writing. The test is used by colleges as part of their admissions process, because the test provides a single, standardized means of comparing students. The test is offered seven times a year in the U.S., Puerto Rico, and U.S. Territories, and six times a year overseas.

Each section of the SAT® is scored on a scale of 200 to 800. According to College Board, the administrators of the SAT®, the 2008 college-bound seniors’ average (mean) scores were: critical reading B 502; mathematics B 515, and writing B 494. In terms of mathematics, the SAT® includes topics from up through a third-year college preparatory course, such as exponential growth, absolute value, and functional notation. It also places emphasis on such topics as linear functions, manipulations with exponents, and properties of tangent lines. Important skills such as estimation and number sense are measured through multiple-choice and student response (grid-in) questions. Students may use a four-function, scientific, or graphing calculator, when taking the test.

According to College Board, nearly every college in America accepts the SAT® as a part of its admissions process, and that more than two million students take the SAT® every year. According to a College Confidential online discussion forum, jimbob1225, a Senior Member, advises fellow students to take the test at the earliest in January, no earlier.

MathNote SAT®

MathNote is the brand under which the Company sells its web-based course. The goal of the course is to help students improve their math score on the math section of the SAT®, through practice and by learning the most frequently used SAT® math techniques. The course consists of 10 lessons, with each lesson comprised of two to five different math techniques, with each math technique described in detail and supported with examples and interactive practice problems. The course tracks performance, through practice score reporting. Included with the course is a set of online resources, comprised of a math technique directory, a math terms glossary and a math links resource. The course is self-paced. The course and resource supplements are fully automated, requiring no human interaction or involvement to offer them (i.e. no teachers or administration). The course is fully hosted, where students access the course through our corporate website, as opposed to downloading the course, or accessing the course via diskette. Students register for the course by purchasing a one year, renewable subscription for $39. Access to the course is password protected. We provide e-mail and telephone troubleshooting support to our users. We anticipate it takes a student approximately thirty hours to complete the course.

College Board, the administrator of the SAT®, offers books, real SAT® practice problems, and a web-based course to help students prepare for the test. We purchased their leading resource, College Board’s Official SAT® Study Guide, which contains eight practice tests, as well as subscribed to their online course, which contains six practice tests. We reviewed these fourteen tests, examining each of the math problems individually. In doing so, we noted the different math techniques needed to solve each problem, and we tracked them. We then ranked these techniques in terms of prevalence and made the most frequently used techniques the focus of our course. The content of our course and resource supplements is original work, and it belongs to us. The SAT® practice problems and examples we use were created by us. The course and resource supplements were originally drafted in Word, over 500 pages. The documents were then modified to include web-friendly code for hyperlinks, math typeset, and database applications. We then uploaded the formatted content to our course platform, which we use to deliver the course to users. The Company finalized development of MathNote SAT®, and first offered it for sale through its corporate website, on May 7, 2008. A free, demonstration lesson from the course is available on the Company’s website at www.insightfulmind.com.

Our Strategy

We differentiate ourselves from other SAT® prep services and products by focusing exclusively on the mathematics aspect of the SAT®, as opposed to covering all aspects of the SAT®, which would include critical reading and writing. Our goal is to position our brand MathNote as the leading resource for SAT® math prep. Our intention is to reinforce this position through the use of interactive practice problems. Our long term goal is to expand on our database of SAT® math questions with comprehensive answer keys, and to emphasize learning through practice. Our SAT® Question of the Day, which changes daily and is free, is central to our strategy.

Automation is also central to our strategy. Our goal is to develop web-based courses that are fully automated, requiring no human interaction or involvement to offer them (i.e. no teachers or administration).

Marketing

To date, we have relied primarily on the use of email marketing to market our courses. In 2005, in preparation for the launch of our first web-based course, the Math League Math Contest prep course, we compiled a database of high schools that compete in the Math League Math Contest. We were able to piece together the complete list of participating schools, over 2,000 of them, from the official Math League website. The website posts schools’ scores, and with these postings the website identifies the participating schools by name. With these names, we searched the Internet for each school’s website, and then mined the email address and contact name of the school’s math department head or principal, where possible, and where not, a contact email address for the institution. We were able to compile a database of 1,447 math department heads and principals whose schools participate in the Math League Math Contest, in addition to a database of 377 email addresses for institutions that do not make public their staff’s contact information.

In July, 2005, we purchased an entry level Bento Box Daimio content management system to handle the content management and marketing aspect of our sales and corporate face (our corporate website). The Daimio system includes an email campaigner component, which enables the use of email templates, as well as link tracking and reporting. In conjunction with the release of our first course on October 20, 2005, the Math League Math Contest prep course, we sent personalized emails to the 1,447 math department heads and principals whose schools participate in the Math League Math Contest, as well as generic emails to the 377 institutions that do not make public their staff’s contact information. We recorded over 1,300 “views”, which includes clicking on the email or forwarding it. In terms of traffic, within one week, we experienced 1,000 visitors. Within the same week, from these visitors, we signed up 32 users for our free demo lesson. Within this week, we achieved no sales.

In preparation for the launch of our second course, the American Mathematics Competition 12 (the “AMC 12") prep course, we continued to build on our database of contacts. However, we were unable to find a definitive list of schools who participate in the AMC 12. Accordingly, we relied on directories of USA high schools, targeting those schools with enrollments of 1,000 students or more. In addition to the 1,447 math department heads and principals whose schools participate in the Math League Math Contest, as well as the 377 email addresses for institutions that do not make public their staff’s contact information, we were able to expand our database to a total of 6,250 math department heads and principals, in addition to 1,129 institutions that do not make public their staff’s contact information. We launched our second course on January 19, 2006, and accompanied the launch with a personalized email campaign targeting the 6,250 math department heads and principals, as well as the 1,129 institutions that do not make public their staff’s contact information. We recorded over 3,900 “views”. In terms of traffic, within one week, we experienced 2,600 visitors. Within the same week, from these visitors, we signed up 141 users for our free demo lesson. Within this week, we achieved sales of $59.

Subsequent to the initial launches of the first two courses, we used the email campaigner a few more times in an attempt to encourage further sales. Despite strong numbers, in terms of both “views” and visitors, we noticed a decline in the numbers, when compared to the first campaigns. Additionally, a strong tradeoff in sales wasn’t happening. Accordingly, we decided to suspend the use of the email campaigner, to preserve whatever capital remained in the database, to be used exclusively for the marketing of our third course, our SAT® math prep course. Our first two courses did not sell, generating only marginal revenues. We discontinued these two courses on July 1, 2007, achieving lifetime sales of them of only $827. We credit the campaigns for generating awareness, even though the majority of sales didn’t happen at the time of the campaigns, instead they trickled in over time.

We finalized development of our SAT® math prep course on May 7, 2008, and launched MathNote SAT® with the release of three email campaigns, targeting the senior-level high school math department chairs and principals. In total, 8,074 emails were sent: 377 and 1,447 emails on May 7, 2008 and 6,250 emails on May 12, 2008. In total, we recorded 1,516 views. With the commencement of the 2008/2009 school year, we again released the three email campaigns on September 8, 2008. In total, we recorded 1,367 views. We sell MathNote SAT® for $39. With the launch of the MathNote SAT® course, we commenced two search marketing campaigns, surfacing as a sponsored link on Google and Yahoo, where the keywords “SAT practice” and “SAT math” are searched. We commenced the Google campaign on May 8, 2008, and the Yahoo campaign on June 12, 2008.

We use our corporate website, www.insightfulmind.com, to merchandise our course. As a demo, we offer the first lesson for free, which requires the user to sign-up. As part of our merchandising strategy, we emphasize the use of practice problems. Accordingly, on our homepage, in the most prominent location, we publish an SAT® Practice Question of the Day, which changes daily and is free.

Sales are made online, through our corporate website, and are processed automatically, through Moneris Solutions, an online credit card transaction processor. We offer our customers a 100% money-back guarantee. Additionally, we encourage customer feedback with the use of “feedback” links located on almost every page of our corporate website. In respect of customer service, we provide e-mail and telephone troubleshooting support to our users.  We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.  To pay for orders, a consumer must use a credit card, which is authorized during the checkout process.  Charges are assessed against the card when the order is placed.  Our online store uses a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.

Over the course of the 2009/2010 school year, we intend to continue with our two search marketing campaigns. Additionally, we intend to develop an email script campaign, where we will follow up each demo lesson sign up with a timed email, generated automatically, asking the new user for feedback on the demo lesson. We also intend to commence a reciprocal link campaign with third parties, where we will offer to post a link to their website on our website in return for posting a link to our website on their website. We also intend to review the code and content of our website, and make the changes we deem necessary, for search engine optimization.

Competition

There are a large number of resources available to help students prepare for the SAT®. They consist of books and courses. The books, which are widely available in bookstores, are the traditional resource. There are three dominant publishers who publish these books: Barron’s, Kaplan’s and Princeton Review. Additionally, College Board, the administrators of the SAT®, publishes “The Official SAT®

Study Guide”, which is the leading book for helping students prepare for the test. The remainder of the book market is characterized by single book authors. The books sell for $20 or less, and many are available for even less, as used versions through online book dealers, such as Amazon.com.

College Board also offers a self-paced online course over the Internet, calling it “The Official SAT® Online Course”, and sells it for $70. There are no instructors. The course is fully automated.

There are two types of SAT® prep courses: classroom and online. The classroom courses are largely offered by regional firms, although a few larger, nation-wide firms do exist, such as PowerScore, who sells a weekend course for $350 and a 40-hour “Full-Length” course for $595. PowerScore also offers a “Live Online” course comprised of 18 hours of live, interactive online instruction for $495. Kaplan, one of the dominant book publishers, offers classroom courses throughout the United States and Canada for $300, as well as a self-paced online course for $399. A Google search using the key words “SAT” and “online” resulted in the discovery of one-half dozen online SAT® prep courses. XLPrep.com offers a self-paced, online SAT® test prep course for a monthly subscription of $39. PrepMe.com offers a self-paced online course too, but with tutors and additional printed materials for $500, or for $300, but without the tutors and the additional printed materials. eNotes.com sells SAT® practice tests with answer keys online, with a full-length SAT® eBook, for $30 (valid for one year). All of the classroom and online courses cover the SAT® in its entirety, striving to help students improve their ability to analyze and solve problems in math, critical reading, and writing.

We face competition from competitors that are substantially larger than us and have significantly greater financial, technical and marketing resources, and established, extensive direct and indirect channels of distribution. As a result, they may be able to respond more quickly to new or emerging technologies and changes in client requirements, or to devote greater resources to the development, promotion and sale of their products than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or prospective clients. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share to our detriment.

The market for online educational and training products and services is highly competitive and will likely intensify. There are no significant barriers to entry in the online education and training market.

Website Development

Website development relates to the development of our corporate website and our web-based course. For our corporate website, in 2005, we acquired and presently uses an entry level Bento Box Daimio content management system to handle the content management and marketing aspect of our sales and corporate face. The system handles page and profile content, and includes an email campaigner component, which enables the use of email templates, as well as link tracking and reporting. In addition, the system contains shopping cart software, with which we connect to Moneris Solutions, an online credit card transaction processor. Our corporate website serves as our delivery system, for the sale of course subscriptions and login access to our web-based course.

Integral to the delivery of our course is a course platform, software we developed in-house. We don’t market this software. The course platform organizes course content and subjects it to different applications. Additionally, the platform works as an editing tool, and is designed to allow for content updates system-wide. The platform also tracks users and their accounts. The platform is designed to allow for the addition of new features. The platform is not course specific. We used the same platform for the two courses we sold in the past, and we are using it again for the course we presently sell. The platform is not subject specific. Presently, we use it for math, but we could use it for other subjects, such as history or geography, without any changes. Effectively, the platform delivers content to the user. The platform is comprised of integrated web and database applications, and includes customized HTML web page templates and the supporting code to automatically create HTML pages. To develop the platform, we used cross-platform technologies such as HTML, CSS, JavaScript, PHP, and MySQL. These applications are widely used with good community support.

We commenced development of the course platform, on a part-time basis, in 2002 and finished, with the exception of minor tweaks and the addition of new features, in 2005. BlueHost, a website hosting provider, hosts both our corporate website and course platform.

One feature of the course platform is an interactive, math practice component. The feature is comprised of a database of multiple choice questions with corresponding answer keys with supporting explanations. The feature was originally developed to drive an interactive, quiz component to the different lessons taught through a course. Our current course uses this feature in this capacity; however, our strategy for the future is to place greater emphasis on this math practice component and less emphasis on the substantive math we teach in each lesson. Accordingly, our website development strategy is to expand on our database of interactive SAT® practice problems, and to further develop our web-based, SAT® math practice platform, making it more central to our course and the MathNote brand.

Regulatory

The use of the Internet to provide online tutoring products and services is relatively new. Although the provisioning of such services is currently permitted or unregulated within some countries, several other governments have adopted laws and/or regulations that could restrict or prohibit the provisioning of our course over the Internet or private networks. More aggressive domestic or international regulation of the Internet, in general, and tutoring providers, products and services, specifically, may materially and adversely affect our business, financial condition, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of our course.

Intellectual Property and Proprietary Rights

On January 8, 2008, we obtained the registered trademark “MathNote” from the United States Patent and Trademark Office.

We currently rely primarily on a combination of trade secrets, copyrights, and our registered trademark to protect our intellectual property. Additionally, we’ve adopted security measures to protect our source code. These include monthly backups (weekly when website development is underway), which include audits of the integrity of website source code by way of comparison against known, clean copies. Additionally, as part of the backups, source code is kept in a version control repository. With each backup, three copies are kept: one copy on computer and two burnt onto two separate CD’s, one held by our chief programmer, the other by our principal executive officer. Additional security measures include restricted access (password protection) to content and source based on user role. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop technologies that are similar or superior to our technology, duplicate our technology or design around our copyrights and trademark. Our failure to protect our proprietary information could cause our business and operating results to suffer.

The content of our MathNote SAT® course and resource supplements is original work, and it belongs to us. The SAT® sample problems we use were created by us. We use disclaimers on every webpage where we mention the word “SAT”. The disclaimers are located in the footer of the page, and read as follows:

“SAT® is a registered trademark of the College Entrance Examination Board, which neither sponsors nor endorses MathNote or this website.”

Our success depends, in part, on our ability to operate without infringing the proprietary rights of the College Entrance Examination Board and other third parties. If we infringe these rights, we could be liable for damages, and these damages could be substantial. Litigating these matters could be costly, resulting in substantial costs and diversion of resources, and could have a material adverse effect on the Company's business, operating results or financial condition.

Employees

As of the date of this annual report, we have two employees. One is our chief principal officer and the other is our chief programmer. Both employees are also directors. Our chief principal officer devotes 5 to 20 hours per week towards the management of our business, depending on our needs. Our chief programmer devotes 1 to 2 hours per week towards the maintenance of our website, and up to 10 hours per week, for short periods of time, when required for development work. Both employees serve “at will”, which means that they are neither covered by employment agreements nor by collective bargaining agreements. We believe that our relations with our two employees are good.

Course Author

Since our inception, we’ve relied on the service of one independent contractor, John Omielan, to author and draft the math content we teach through our present course and taught through our two earlier courses. Mr. Omielan is a former math contest champion. In 1982, he placed second in the Descartes Math Contest in Canada, written by over 3,700 students, and placed first in Canada, 14th overall, in the American High School Mathematics Examination, at the time written by over 400,000 students in Canada, the United States and five other countries. Two years earlier, as an underage participant, Mr. Omielan wrote the Euclid Contest in Canada, intended for students in grade 12, and placed 9th overall, in a field of over 10,000 students. Over the past six years, between May 10, 2002 and the present, we paid Mr. Omielan $43,200 Canadian dollars for the math content he authored, and we owe him a further $825 Canadian dollars against an unpaid invoice dated March 15, 2008. Additionally, on May 10, 2002, as partial consideration for authoring our first math course, we granted Mr. Omielan the option to purchase up to 25,000 shares of our common stock at $0.25 Canadian dollars per share. On November 3, 2008, Mr. Omielan and the Company agreed to convert the exercise price of the options into U.S. dollars from Canadian dollars, resulting in a new exercise price of $0.21 U.S. dollars per share. This option, which is fully vested, expires on or before May 9, 2012, and is not subject to any other conditions. As of the date of this annual report, none of the option has been exercised. Of the $43,200 Canadian dollars we paid Mr. Omielan, we paid $10,795 Canadian dollars in cash and settled $32,405 Canadian dollars by way of shares for debt settlements. Over the period of the relationship, we entered into six separate shares for debt settlements with Mr. Omielan. In total, we issued 268,494 shares to Mr. Omielan, at a weighted average price of $0.121 Canadian dollars per share.

Offices

Our executive offices are located at Suite 300 - 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9.  There is no lease. We pay roughly $125 Canadian dollars per month for the services of a shared receptionist, where we keep a phone and receive mail. In addition, we are entitled to 8 hours per month of boardroom use during business hours. Otherwise, we maintain no office. Our two employees work from their homes, using their own computers and the networking capability of the Internet to coordinate work and website development. Additionally, we out-source our connectivity needs, with a website hosting arrangement, and therefore no longer maintain a server of our own. We pay roughly $140 Canadian dollars per year for this service.

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock was listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) on May 6, 2009 under the symbol “IMNDF.”  There are 650,000 stock options outstanding that entitle the holders to purchase 650,000 shares of our common stock.

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 1/1/09 to 3/31/09	$0	$0
Third Quarter: 10/1/08 to 12/31/08	$0	$0
Second Quarter: 7/1/08 to 9/30/08	$0	$0
First Quarter: 4/1/08 to 6/30/08	$0	$0

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 1/1/08 to 3/31/08	$0	$0
Third Quarter: 10/1/07 to 12/31/07	$0	$0
Second Quarter: 7/1/07 to 9/30/07	$0	$0
First Quarter: 4/1/07 to 6/30/07	$0	$0

Holders

On June 4, 2009, we had 42 shareholders of record of our common stock.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.        SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this annual report on Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

Estimates and Assumptions

In the preparation of our financial statements, no estimates have been used since there is insufficient historical information in which to base such estimates.

Trends Affecting Our Business

We do not recognize any trends which will affect our business.  While it appears that we are in a world wide recession, the demand for college testing materials remains constant in good or bad economical cycles.

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock in private placements, we do not plan to spend any funds on the research and development of our product. Instead, we intend to work with what we have, and focus our efforts on marketing activities in order to increase revenues.  Unless we raise additional capital through the sale of common stock in private placements, we allocate only $10,000 for marketing. In this scenario, our officers intend to focus their efforts on developing a reciprocal link campaign and an automated email script campaign for following-up demo sign-ups. We also intend to review the code and content of our website, and make the changes we deem necessary, for search engine optimization. Additionally, we intend to continue with our two search marketing campaigns.

Results of Operations

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

1.	Revenue and Operating Expenses

We achieved revenue of $675 for the year ended March 31, 2009 compared to $137 for the year ended March 31, 2008. The $675 in revenue was attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008. The $137 in revenue was attributable to sales of our two original courses, MathNote Math League and MathNote AMC 12, prior to us discontinuing them on July 1, 2007, due to lack of demand.

Office and miscellaneous increased by $2,579 or 142% from $1,810 for the year ended March 31, 2008 to $4,389 for the year ended March 31, 2009. The increase was mainly due to the director fees of $1,419 incurred during the current year and the increase in the expenses relating to shareholder information on mailing and printing and transfer agency fees.

Interest on shareholder loan increased by $1,102 or 98% from $1,126 for the year ended March 31, 2008 to $2,228 for the year ended March 31, 2009. The reason for the increase was the result of further loans made to the Company by a shareholder, a director of the Company, over the course of the year, and the corresponding interest imputed thereon.

Professional fees increased by $40,996 or 172% from $23,865 for the year ended March 31, 2008 to $64,861 for the year ended March 31, 2009. The reason for the increase was the legal and accounting costs we incurred in relation to the preparation, review and filing of our Form S-1, the amendment related thereto, and the preparation, review and filing of our Form 10-Q.

Stock based compensation increased by $46,393 or 528% from $8,787 for the year ended March 31, 2008 to $55,180 for the year ended March 31, 2009. The reason for the increase was that on November 3, 2008, the board of directors resolved that the exercise price of the Company's 650,000 outstanding stock options be converted from Canadian dollars per share into U.S. dollars per share, using the Bank of Canada nominal noon exchange rate for November 3, 2008 of 0.8421. The accounting treatment was one where the transaction was regarded as a cancellation of the stock options originally granted and then the grant on the same day of the same number of stock options with the same terms except for the exercise prices now denominated in U.S. dollars. Because the stock options were fully vested, it resulted in the stock based compensation charge of $55,180.

Advertising and promotion expense increased by $4,378 or 1,787% from $245 for the year ended March 31, 2008 to $4,623 for the year ended March 31, 2009. The reason for the increase was, with the launch of our MathNote SAT® course on May 7, 2008, we commenced and continue with two search marketing campaigns, one with Google, which we commenced on May 8, 2008, and the other with Yahoo, which we commenced on June 12, 2008. For the year ended March 31, 2008, our advertising and promotional expense was considerably less, as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand. Additionally, with our two original courses, we undertook only one search marketing campaign, with Google, and the click-through response was roughly one-tenth of that of the two MathNote SAT® campaigns.

For the year ended March 31, 2008, the reason for the $14,145 write down in website development costs, as compared to no write down for the year ended March 31, 2009, was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

2.	Assets and Liabilities

Cash and cash equivalents were $6,883 at March 31, 2009 as compared to bank indebtedness of $26 at March 31, 2008. The reason for the increase was the result of further loans made to the Company by a shareholder (see below).

Prepaid expenses decreased by $5,887 or 78% from $7,593 at March 31, 2008 to $1,706 at March 31, 2009. During the period, the Company’s Canadian counsel returned a retainer in the amount of $4,083, as the Company’s United States counsel performed the work.

Website development costs decreased by $7,138 or 66% from $10,881 at March 31, 2008 to $3,743 at March 31, 2009. The reason for the decrease was the amortization claimed during the period.

    Loan from a shareholder increased by $58,123 or 205% from $28,371 at March 31, 2008 to $86,494 at March 31, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

1.	Revenue and Operating Expenses

Revenue decreased by $176 or 56% from $313 for the year ended March 31, 2007 to $137 for the year ended March 31, 2008. The $137 in revenue was attributable to sales of our two original courses, MathNote Math League and MathNote AMC 12, prior to us discontinuing them on July 1, 2007, due to lack of demand. The discontinuation of the two courses resulted in the 56% decrease in revenue.

    Consulting fee increased by $1,328 or 590% from $225 for the year ended March 31, 2007 to $1,553 for the year ended March 31, 2008. The reason for the increase was the result of course authoring work done on the development of our current course, MathNote SAT®.

Interest on shareholder loan increased by $187 or 20% from $939 for the year ended March 31, 2007 to $1,126 for the year ended March 31, 2008. The reason for the increase was the result of further loans made to the Company by a shareholder, a director of the Company, over the course of the year, and the corresponding interest imputed thereon.

Professional fees increased by $19,998 or 517% from $3,867 for the year ended March 31, 2007 to $23,865 for the year ended March 31, 2008. The reason for the increase was the accounting costs we incurred in relation to the preparation of our financial statements, from inception, in conformity with generally accepted accounting principles in United States of America, and the conversion of the figures therein into United States dollars from Canadian dollars.

Advertising and promotion expense decreased by $681 or 74% from $926 for the year ended March 31, 2007 to $245 for the year ended March 31, 2008. The reason for the decrease was the cancellation, during the year, of our Google search marketing campaign, as a result of us discontinuing our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand.

For the year ended March 31, 2008, the reason for the $14,145 write down in website development costs, as compared to no write down for the year ended March 31, 2007, was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

2.	Assets and Liabilities

As at March 31, 2008, the Company had bank indebtedness of $26 as compared to cash and cash equivalents of $29,450 at March 31, 2007. The reason for the decrease was largely the result of covering the costs we incurred in relation to the preparation of our financial statements, from inception, in conformity with generally accepted accounting principles in United States of America, and the conversion of the figures therein into United States dollars from Canadian dollars.

Website development costs decreased by $11,237 or 51% from $22,118 at March 31, 2007 to $10,881 at March 31, 2008. The reason for the decrease was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

Loan from a shareholder increased by $3,271 or 13% from $25,100 at March 31, 2007 to $28,371 at March 31, 2008. The reason for the increase was the result of further loans made to the Company by a shareholder, a director of the Company, over the course of the period, for working capital.

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

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $86,494 through March 31, 2009. Additionally, on April 28, 2009, our principal executive officer lent the Company a further $10,000 Canadian dollars. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of March 31, 2009, our total current assets were $11,700 and our total current liabilities were $96,879 resulting in a working capital deficit of $85,179.

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

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis

Income taxes

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INSIGHTFULMIND LEARNING, INC.

Chang Lee LLP
Chartered Accountants

505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

INSIGHTFULMIND LEARNING, INC.
(A development stage company)

We have audited the balance sheets of Insightfulmind Learning, Inc.  (“the Company”) (a development stage company) as at March 31, 2009 and 2008 and the related statements of stockholders’ equity, operations and cash flows for the years then ended and for the period cumulative from inception December 3, 2001 (inception) to March 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on December 3, 2001 to March 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has losses from operations since its inception and has a working capital deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	CHANG LEE LLP
May 27, 2009	Chartered Accountants

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Expressed in US Dollars)

	March 31,
	2009	2008

ASSETS
CURRENT
Cash and cash equivalents	$6,883	$-
Goods and services tax receivable	3,111	5,619
Prepaid expenses	1,706	7,593

TOTAL CURRENT ASSETS	11,700	13,212

EQUIPMENT (Note 4)	322	516

WEBSITE DEVELOPMENT COSTS (Note 5)	3,743	10,881

INTANGIBLE ASSET (Note 6)	256	352

TOTAL ASSETS	$16,021	$24,961

LIABILITIES
CURRENT
Bank indebtedness	$-	$26
Accounts payable and accrued liabilities	10,385	4,131
Loan from a shareholder (Note 7)	86,494	28,371

TOTAL CURRENT LIABILITIES	96,879	32,528

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 8)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
6,771,293 common shares	681,999	681,999

ADDITIONAL PAID IN CAPITAL	254,080	164,740

ACCUMULATED OTHER COMPREHENSIVE LOSS	2,706	(7,526)

DEFICIT, accumulated during the development stage	(1,019,643)	(846,780)

TOTAL STOCKHOLDERS' (DEFICIENCY)	(80,858)	(7,567)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$16,021	$24,961

CONTINGENT LIABILITIES (Note 11)
SUBSEQUENT EVENTS (Note 13)

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2009	2008	March 31, 2009

REVENUE	$675	$137	$1,502

EXPENSES
Amortization	5,823	6,910	34,521
Consulting fee	-	1,553	20,928
Interest on shareholder loan	2,228	1,126	4,982
Interest and bank charges	1,932	1,824	8,123
Office and miscellaneous	4,389	1,810	16,734
Professional fees	64,861	23,865	123,759
Repairs and maintenance	-	-	869
Salaries and wages	33,292	36,179	314,037
Stock based compensation	55,180	8,787	466,165
Telephone and utilities	1,224	125	9,488
Advertising and promotion	4,623	245	7,408
Write down in website development costs	-	14,145	14,145

	173,552	96,569	1,021,159

OTHER INCOME
Interest income	14	-	14

NET LOSS FOR THE PERIOD	(172,863)	(96,432)	(1,019,643)

CURRENCY TRANSLATION ADJUSTMENT	10,232	4,447	2,706

COMPREHENSIVE LOSS FOR THE PERIOD	$(162,631)	$(91,985)	$(1,016,937)

Basic and diluted loss per share	$(0.026)	$(0.014)

Weighted average number of common shares
outstanding - basic and diluted	6,771,293	6,768,847

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2009
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for service at $0.105 per share
on December 5, 2001	37,500	3,931	-	-	-	3,931
Stock issued for cash at $0.0004 per share
on December 5, 2001, revalued at $0.105 per share	3,375,000	353,767	-	-	-	353,767
Stock issued for cash at $0.105 per share
on December 5, 2001	150,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(9)	(9)
(Loss) for the period	-	-	-	(376,277)	-	(376,277)
Balance, March 31, 2002	3,562,500	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.110 per share
on April 5, 2002	117,647	12,916	-	-	-	12,916
Stock issued for cash at $0.145 per share
on June 18, 2002	44,445	6,458	-	-	-	6,458
Exercise of warrants at $0.110 per share
on August 15, 2002	117,647	12,916	-	-	-	12,916
Stock issued for cash at $0.145 per share
on December 16, 2002	22,222	3,229	-	-	-	3,229
on January 10, 2003	22,223	3,229	-	-	-	3,229
on January 21, 2003	44,445	6,458	-	-	-	6,458
on March 7, 2003	102,845	14,944	-	-	-	14,944
on March 13, 2003	13,822	2,008	-	-	-	2,008
Stock issued for debt at $0.145 per share
on January 15, 2003	11,111	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	197	197
(Loss) for the year	-	-	-	(67,360)	-	(67,360)
Balance, March 31, 2003	4,058,907	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.167 per share
on April 2, 2003	44,445	7,403	-	-	-	7,403
on May 13, 2003	22,223	3,702	-	-	-	3,702
on May 21, 2003	22,223	3,702	-	-	-	3,702
on June 23, 2003	66,667	11,105	-	-	-	11,105
on August 1, 2003	22,222	3,702	-	-	-	3,702
on August 6, 2003	22,223	3,702	-	-	-	3,702
on October 24, 2003	25,000	4,164	-	-	-	4,164
on November 18, 2003	25,000	4,164	-	-	-	4,164
Stock issued for debt at $0.167 per share
on April 15, 2003	11,111	1,851	-	-	-	1,851
on July 15, 2003	11,111	1,851	-	-	-	1,851
on October 15, 2003	11,111	1,851	-	-	-	1,851
(See accompanying notes to the financial statements)

Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(265)	(265)
(Loss) for the year	-	-	-	(63,056)	-	(63,056)
Balance, March 31, 2004	4,342,243	484,390	8,323	(506,693)	(77)	(14,057)

Stock issued for cash at $0.078 per share
on June 15, 2004	600,000	47,054	-	-	-	47,054
on June 30, 2004	200,000	15,685	-	-	-	15,685
on December 17, 2004	755,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)
Balance, March 31, 2005	5,897,243	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.084 per share
on July 28, 2005	100,000	8,385	-	-	-	8,385
on September 14, 2005	50,000	4,193	-	-	-	4,193
Stock issued for debt at $0.084 per share
on March 15, 2006	197,800	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)
Balance, March 31, 2006	6,245,043	635,503	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.088 per share
on November 24, 2006	300,000	26,369	-	-	-	26,369
on December 7, 2006	200,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)
Balance, March 31, 2007	6,745,043	679,451	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.097 per share
on May 4, 2007	26,250	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)
Balance, March 31, 2008	6,771,293	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)
Balance, March 31, 2009	6,771,293	681,999	254,080	(1,019,643)	2,706	(80,858)

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2009	2008	March 31, 2009

OPERATING ACTIVITIES
Net (loss) for the period	$(172,863)	$(96,432)	$(1,019,643)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	5,823	6,910	34,521
Foreign exchange gain/loss	27	13,499	(23,696)
Forgiveness of debt	31,932	34,950	137,244
Imputed interests	2,228	1,126	4,982
Share issued for services / debts	-	2,548	26,301
Stock based compensation	55,180	8,787	466,165
Write down of website development costs	-	14,145	14,145
Changes in non-cash working capital:
Goods and service tax receivable	1,617	(1,512)	(2,501)
Prepaid expenses	4,977	1,753	12,354
Accounts payables and accrued liabilities	7,863	1,901	9,377

NET CASH USED IN OPERATING ACTIVITIES	(63,216)	(12,325)	(340,751)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	(6,869)	(44,393)
Intangible asset	-	(369)	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	(7,238)	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	70,960	-	95,398

NET CASH FROM FINANCING ACTIVITIES	70,960	-	394,829

EFFECT OF EXCHANGE RATE ON CASH	(835)	(9,913)	(562)

NET INCREASE (DECREASE) IN CASH	6,909	(29,476)	6,883

CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - Beginning of Period	(26)	29,450	-
CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - End of Period	$6,883	$(26)	$6,883

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

1. Nature of Operations

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

Information on the Company’s working capital and deficit is:

	2009	2008

Working capital (deficiency)	$(85,179)	$(19,316)
Deficit	1,019,643	846,780

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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

(d) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at March 31, 2009 and 2008, there were no cash equivalents.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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

(f) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At March 31, 2009, the Company had $nil (2008 - $nil) in a bank beyond insured limits.

(g) Website development costs

Website development costs are for the development of the Company's corporate website and web-based courses. These costs have been capitalized when acquired or developed, and installed, and are being amortized over their estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, Accounting for Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totals to $5,681 (2008: $6,755) for the year ended March 31, 2009.

(h) Intangible asset

On January 8, 2008, the Company obtained the registered trademark “MathNote” from the United States Patent and Trademark Office. Intangible asset represents the trademark and is recorded at cost less accumulated amortization. The trademark is amortized over its estimated useful life of 10 years.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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

(k) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2009 was $4,623 (2008: $215).

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
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 3 – Summary of Significant Accounting Policies - Continued

(q) Revenue recognition

The Company’s revenue consists of sales of internet educational courses to end-users through the Company’s website which is recognized when services are rendered and payments are received or rights to receive consideration are obtained and collection of consideration is reasonably assured.

(r) Newly Adopted Accounting Policies and Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those non-financial assets and non-financial liabilities for which the effective date has been delayed by one year, which the Company will adopt on April 1, 2009.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developedby the reporting entity and reflect those assumptions that a market participant woulduse.

The adoption of SFAS 157 will not have a material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrued liabilities and loan from a shareholder approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended March 31, 2009.

During the fiscal year 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The adoption of SFAS 159 to did not have a material effect on our financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 3 – Summary of Significant Accounting Policies - Continued

(r) Newly Adopted Accounting Policies and Recent Accounting Pronouncements - continued

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company will continue to assess the impact of SAB 110. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 3 – Summary of Significant Accounting Policies - Continued

(r) Newly Adopted Accounting Policies and Recent Accounting Pronouncements - continued

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and the Company will adopt the provisions of FSP 142-3 effective  April 1, 2009. The measurement provisions of this standard applied only to intangible assets acquired after the effective date and its adoption did not have a material impact on the Company’s financial statements for the three months ended June 30, 2009.

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

In May 2008, the FASB issued SFAs statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with FASB statement No. 154, “Accounting Changes and Error Corrections.” The adoption of FSAS No. 162 will not have an impact on its results of operations, financial position and cash flows.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 3 – Summary of Significant Accounting Policies - Continued

(r) Newly Adopted Accounting Policies and Recent Accounting Pronouncements - continued

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The Company does not expect the adoption of FSP FAS 157-3 to have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS 107, "Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in the quarter ended June 30, 2009. The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), "Recognition and Presentation of Other-Than-Temporary Impairments". The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 3 – Summary of Significant Accounting Policies - Continued

(r) Newly Adopted Accounting Policies and Recent Accounting Pronouncements - continued

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in the quarter ended June 30, 2009.  The Company does not currently believe that adopting this FSP will have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 - Equipment

Equipment at March 31, 2009 and 2008 is summarized as follows:

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value

Office equipment	$1,088	$852	$236
Computer equipment	833	747	86
	$1,921	$1,599	$322

		Accumulated	Net book
March 31, 2008	Cost	depreciation	value

Office equipment	$1,342	$978	$364
Computer equipment	1,027	875	152
Computer software	975	975	-
	$3,344	$2,828	$516

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 5 - Website Development Costs

The Company’s website development was substantially completed in October 2005 and the capitalized cost is amortized over 3 years. The website development costs are summarized as follows:

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Website development costs	$22,132	$18,389	$3,743

		Accumulated	Net book
March 31, 2008	Cost	amortization	value

Website development costs	$27,286	$16,405	$10,881

During the year ended March 31, 2008, the Company discontinued two web-based courses marketed through the Company’s corporate website and the related remaining unamortized costs ($14,145) was written off during the year.

Note 6 - Intangible Assets

Intangible asset at March 31, 2009 and 2008 are summarized as follows:

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Trademark	$301	$45	$256

		Accumulated	Net book
March 31, 2008	Cost	amortization	value

Trademark	$372	$20	$352

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 7 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded as additional paid in capital of $2,228 (2008: $1,126) for the year ended March 31, 2009.

A director and shareholder of the Company waived $31,932 of the management fee payable for his services rendered during the year ended March 31, 2009. The amount was recorded as additional paid in capital during the year ended March 31, 2009.

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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

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

The fair value of each option granted for the year ended March 31, 2009 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2009

Expected volatility	110.6% - 121.6%
Risk-free interest rate	2.39% - 3.03%
Expected life	3.2 years - 8.5 years
Dividend yield	0.00%

There was no option exercised or expired during the year ended March 31, 2009.

During the year ended March 31, 2009, the Company incurred a total of $55,180 (2008: $8,787) in stock based compensation expenses.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 8 - Stockholders’ Equity - Continued

(b)  Stock Options - Continued

Changes in stock options for the year ended March 31, 2009 and 2008 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2007	650,000	$0.13
Granted	100,000	0.13
Cancelled	(100,000)	0.13
Balance, March 31, 2009 and 2008	650,000	0.13

The Company has the following options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$ 0.13	550,000	7.13	$0.13	550,000	$0.13
0.14	75,000	2.81	0.14	75,000	0.14
0.21	25,000	3.11	0.21	25,000	0.21
$0.13 - $0.21	650,000	6.48	0.13	650,000	0.13

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 8 - Stockholders’ Equity - Continued

(b)  Stock Options - Continued

The Company has the following options outstanding and exercisable at March 31, 2008:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2008	Life (Years)	Price	2008	Price

$ 0.15	550,000	8.13	$0.15	550,000	$0.15
0.17	75,000	3.81	0.17	75,000	0.17
0.25	25,000	4.11	0.25	25,000	0.25
$0.15 - $0.25	650,000	7.47	0.16	650,000	0.16

(c) Warrants

In the past, the Company issued warrants entitling the holders to acquire common shares of the Company. Movements of warrants are summarized as follows:

	Number of	Exercise
	warrants	price

Balance, March 31, 2007	650,000	$0.09
Expired	(650,000)	0.09
Balance, March 31, 2009 and 2008	-

There were no share purchase warrants outstanding as at March 31, 2009 and 2008.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 9 – Income Tax

The Company is subject to income tax in Canada on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant Canadian Income Tax Act. The Company has had a recurring loss from inception and did not incur any income tax expense. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2009	2008

Loss for the year	$(172,863)	$(96,432)

Statutory Canadian tax rate	31.50%	31.50%

Income tax recovery	$(54,500)	$(30,400)
Temporary differences	1,800	4,500
Non-deductible expenses	10,800	11,400
Stock based compensation	17,400	2,800
Unrecognized benefit of non-capital losses	24,500	11,700
	$-	$-

The significant components of the Company’s deferred income tax assets are as follows:

Deferred income tax assets (liabilities)	2009	2008

Net operating loss carry forwards	$133,900	$135,300
Equipment	100	100
Website development costs	(1,200)	(3,400)
Valuation allowance	(132,800)	(132,000)
	$-	$-

The Company has non-capital losses of approximately $439,155 (2008 - $450,838) available for deduction against future taxable income. These losses, if not utilized, will expire between 2009 and 2029. Deferred tax benefits, which may arise as a result of these non-capital losses, have not been recognized in these financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2009

Note 10 - Statement of Cash Flows - Supplemental Information

No cash was paid in respect to interest or income taxes during the period from incorporation on December 3, 2001 to March 31, 2009.

For the purpose of statements of cash flows, the cash and cash equivalents is comprised of:

	2009	2008

Cash and cash equivalents	$6,883	$-
Bank indebtedness	-	(26)
	$6,883	$(26)

Note 11 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 12 - Related Party Transactions

During the year ended March 31, 2009, the Company paid $1,419 (2008: $1,553) in director fees to the directors of the Company.

During the year ended March 31, 2009, the Company accrued and paid salary of $33,292 (2008: $36,137) to two directors of the Company. Included in the accrued salary, $31,932 (2008: $34,950) were forgiven by a director of the Company and credited to the additional paid-in capital.

See Note 7.

Note 13 – Subsequent Events

On April 28, 2009, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 7), lent the Company a further CAD$10,000 for working capital. The additional CAD$10,000 loan is unsecured, non-interest bearing and due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2009, included in this report have been audited by Chang Lee LLP, as set forth in this annual report.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officer is elected by the board of directors to a term of one (1) year and serves until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	41	president, principal executive officer, secretary, treasurer,
300-1055 W. Hastings St.		principal financial officer, principal accounting officer, and
Vancouver, BC V6E 2E9		a member of the board of directors

Raven Kopelman	32	chief programmer and a member of the board of directors
300-1055 W. Hastings St.
Vancouver, BC V6E 2E9

David Holmes	43	member of the board of directors
300-1055 W. Hastings St.
Vancouver, BC V6E 2E9

Kenneth Bogas	50	member of the board of directors
300-1055 W. Hastings St.
Vancouver, BC V6E 2E9

The persons named above have held their offices/positions since our inception and is expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Jefferson Thachuk

Jefferson Thachuk has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors since December 2001.  Since 2001, Mr. Thachuk has been a self-employed builder and real estate developer located in Vancouver, British Columbia.

Raven Kopelman

Raven Kopelman has been our chief programmer and a member of our board of directors since January 2002.  Since October 2007, Mr. Kopelman has been a software developer for Safe Software located in Surrey, British Columbia.  From September 2007 to August 2008, Mr. Kopelman was a software developer for Radical Entertainment located in Vancouver, British Columbia.  From May 2006 to September 2007, Mr. Kopelman was an animation workflow software developer for Mainframe Entertainment located in Richmond, British Columbia.  From August 2001 to May 2006, Mr. Kopelman was a software engineer for the air traffic management systems division of Raytheon Systems Canada located in Richmond, British Columbia.   In 2000, Mr. Kopelman joined LegalDeeds Network Inc. located in White Rock, British Columbia, as a software engineer and was responsible for the development of its core document technology.  Since May 2000, Mr. Kopelman has been a director of LegalDeeds Network Inc.  LegalDeeds Network Inc. is a private corporation and its securities are not traded anywhere.

David Holmes

David Holmes has been a member of our board of directors since May 2007.  Since 1996, Mr. Holmes has been a self-employed businessman.  Since July 2007, Mr. Holmes has been an independent mortgage broker working with Dominion Lending Centres in Coquitlam, British Columbia. Since 1997, Mr. Holmes has been co-owner, president and general manager of Gold ‘N Tan Studio located in Richmond, British Columbia.  Gold ‘N Tan Studio is engaged in the business of salon and aesthetics services.

Kenneth Bogas

Kenneth Bogas has been a member of our board of directors since March 2007.  Since June 2002, Mr. Bogas has been the owner, president and general manager of Balance Design located in Vancouver, British Columbia which is engaged in the business of custom landscape design.  From January 2000 to June 2005, Mr. Bogas was the owner and executive chef of Coco Pazzo Restaurant Ltd., a fine dining restaurant located in Vancouver, British Columbia.  On August 17, 2005, after Mr. Bogas sold all of his right, title and interest in and to Coco Pazzo Restaurant Ltd., Coco Pazzo Restaurant Ltd. filed for bankruptcy protection in the Supreme Court of British Columbia, Bankruptcy and Insolvency, Case No. B 051644.  Coco Pazzo Restaurant Ltd. was discharged on January 19, 2007.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the amended audit committee charter is filed as an exhibit to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the amended code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as an exhibit to this report.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three years through March 31, 2009, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2009	0	0	0	0	0	0	0	0
President, Secretary	2008	0	0	0	0	0	0	0	0
and Treasurer	2007	0	0	0	0	0	0	0	0

Raven Kopelman	2009	1,360	0	0	0	0	0	0	1,360
Chief Programmer	2008	1,186	0	0	0	0	0	0	1,186
	2007	1,669	0	0	0	0	0	0	1,669

Employment Agreements

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000.00 per month to serve as our principal executive officer.  Mr. Thachuk has forgiven the salary for the past three fiscal years.  To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.  On April 22, 2005 Mr. Thachuk was granted an option to acquire up to 75,000 shares of common stock at an exercise price of

CAD$0.15 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. The option is fully vested and none of the option has been exercised.

We have entered into an agreement with Raven Kopelman wherein we pay Mr. Kopelman CAD$25.00 for each hour for work performed as a Programer.  To serve as our chief Programer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 75,000 shares of common stock at an exercise price of CAD$0.17 per share and on April 22, 2005 Mr. Kopelman was granted an option to acquire up to 75,000 shares of common stock at an exercise price of CAD$0.15 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.14 per share and USD$0.13 per share respectively. The options are fully vested and none have been exercised.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2009.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jefferson Thachuk	355	0	0	0	0	0	355
Raven Kopelman	355	0	0	0	0	0	355
David Holmes	355	0	0	0	0	0	355
Kenneth Bogus	355	0	0	0	0	0	355

Each director is paid CAD$100 to attend meetings of the board of directors.  The board of directors met 4 times in fiscal year 2009.  Since March 31, 2009, we have met once.  Board members also receive options to purchase shares of common stock.

In addition to the option grant to Jefferson Thachuk to serve as our principal executive officer described above, to serve as a director, on March 31, 2006, Mr. Thachuk received an option to acquire 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. Mr. Thachuk has not exercised any of his options.  In addition to the two option grants to Raven Kopelman to serve as our chief Programmer described above, to serve as a director, on March 31, 2006, Mr. Kopelman received an option to acquire 100,000 shares of common stock at an exercise price of CAD$0.15 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. Mr. Kopelman has not exercised any of his options. On May 4, 2007, David Holmes received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. Mr. Holmes has not exercised any of his options. On March 30, 2007, Kenneth Bogas received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share.  On November 3, 2008, Mr. Bogus and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. Mr. Bogas has not exercised any of his options.  All of the above director stock options are fully vested.

Outstanding Equity Awards At March 31, 2009
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
(a)	(b)	(c)	(d)	(e)
Jefferson Thachuk	75,000	0	$0.13	4-22-15
	100,000	0	$0.13	3-31-16

Raven Kopelman	75,000	0	$0.14	1-19-12
	75,000	0	$0.13	1-22-15
	100,000	0	$0.13	3-31-16

David Holmes	100,000	0	$0.13	5-4-17

Kenneth Bogas	100,000	0	$0.13	3-30-17

None of the options described above have been exercised as of the date of this annual report.

Pension Benefits and Compensation Plans

We do not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

The only statute, charter provision, bylaw, contract, or other arrangement under which any controlling person, director or officer of the Registrant is insured or indemnified in any manner against any liability which he may incur in his capacity as such, is as follows:

1.	Articles 5-8 of the Bylaws of the company, filed as Exhibit 3.2 to the Registration Statement.

2.	Canada Business Corporations Act

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making the company responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	3,275,000(1)	48.37%

Raven Kopelman	0(2)	0.00%

David Holmes	10,000(3)	0.15%

Kenneth Bogas	5,000(4)	0.07%

All officers and directors as a group (4 persons)	3,290,000	48.59%

Greg Zakaib	475,000	7.01%
6-9311 Dayton Ave., Richmond, BC V6Y 1E2

Mike and Carrie Thachuk	400,000	5.91%
27133-25A Avenue, Aldergrove, BC V4W 3N4

(1)	Does not include stock options to acquire an additional 175,000 shares of common stock at an exercise price of $0.13 per share.

(2)
Does not include stock options to acquire an additional 75,000 shares of common stock at an exercise price of $0.14 per share and 175,000 shares of common stock at an exercise price of $0.13 per share.

(3)	Does not include stock options to acquire an additional 100,000 shares of common stock at an exercise price of $0.13 per share.

(4)	Does not include stock options to acquire an additional 100,000 shares of common stock at an exercise price of $0.13 per share.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have entered into an agreement with Jefferson Thachuk wherein we pay Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000.00 per month to serve as our principal executive officer.  Mr. Thachuk has forgiven the salary for the past three fiscal years.  To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.

On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 75,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. All options are fully vested and none have been exercised.

We have entered into an agreement with Raven Kopelman wherein we pay Mr. Kopelman CAD$25.00 for each hour for work performed as a Programmer. To serve as our chief programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 75,000 shares of common stock at an exercise price of CAD$0.17 per share and on April 22, 2005, Mr. Kopelman was granted an option to acquire up to 75,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.14 per share and USD$0.13 per share respectively. All options are fully vested and none have been exercised.

To serve as a director, on March 31, 2006, Jefferson Thachuk received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. All of Mr. Thachuk’s options are fully vested and none have been exercised. To serve as a director, on March 31, 2006, Raven Kopelman received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. All of Mr. Kopelman’s options are fully vested and none have been exercised. To serve as a director, on May 4, 2007, David Holmes received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. All of Mr. Holmes’ options are fully vested and none have been exercised.  To serve as a director, on March 30, 2007, Kenneth Bogas received an option to acquire up to 100,000 shares of common stock at an exercise price of CAD$0.15 per share. On November 3, 2008, Mr. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.13 per share. All of Mr. Bogas’ options are fully vested and none have been exercised.  The options granted to Messrs Thachuk and Kopelman are in addition to the options granted to them in their capacities as officers.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$10,600	Chang Lee LLP
2008	$19,000	Chang Lee LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Chang Lee LLP
2008	$0	Chang Lee LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Chang Lee LLP
2008	$0	Chang Lee LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Chang Lee LLP
2008	$0	Chang Lee LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Document Description
14.2	Amended Code of Ethics as of May 14, 2009.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Amended Audit Committee Charter as of May 19, 2009.
99.3	Disclosure Committee Charter.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of June, 2009.

INSIGHTFULMIND LEARNING, INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	June 5, 2009
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

RAVEN KOPELMAN	Director and Chief Programmer	June 5, 2009
Raven Kopelman

DAVID HOLMES	Director	June 5, 2009
David Holmes

KENNETH BOGAS	Director	June 5, 2009
Kenneth Bogas

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.				X

99.3	Disclosure Committee Charter.				X