Form 10-Q
period 2009-06-30
InsightfulMind Learning Inc.
filed 2009-07-29
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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
YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  July 28, 2009 - 6,771,293 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Expressed in US Dollars)

	June 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT
Cash and cash equivalents	$3,925	$6,883
Goods and services tax receivable	902	3,111
Prepaid Expenses	1,666	1,706

TOTAL CURRENT ASSETS	6,493	11,700

EQUIPMENT (Note 4)	330	322

WEBSITE DEVELOPMENT COSTS (Note 5)	3,550	3,743

INTANGIBLE ASSET (Note 6)	270	256

TOTAL ASSETS	$10,643	$16,021

LIABILITIES
CURRENT
Accounts Payable and accrued liabilities	$11,151	$10,385
Loan from a shareholder (Note 7)	106,667	86,494

TOTAL CURRENT LIABILITIES	117,818	96,879

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL(Note 8)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
6,771,293 common shares	681,999	681,999

ADDITIONAL PAID IN CAPITAL	262,783	254,080

ACCUMULATED OTHER COMPREHENSIVE LOSS	(4,168)	2,706

DEFICIT, accumulated during the development stage	(1,047,789)	(1,019,643)

TOTAL STOCKHOLDER'S (DEFICIENCY)	(107,175)	(80,858)

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)	$10,643	$16,021

CONTINGENT LIABILITIES (Note 9)
GOING CONCERN (Note 2)
(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2009	2008	June 30, 2009

REVENUE	$159	$-	$1,661

EXPENSES
Amortization	533	2,341	35,054
Consulting fee	-	-	20,928
Interest on shareholder loan	992	293	5,974
Interest and bank charges	834	521	8,957
Office and miscellaneous	2,886	554	19,620
Professional fees	14,066	21,298	137,825
Repairs and maintenance	-	-	869
Salaries and wages	7,744	9,963	321,781
Stock based compensation	-	-	466,165
Telephone and utilities	296	342	9,784
Advertising and promotion	970	439	8,378
Write down in website development costs	-	-	14,145

	28,321	35,751	1,049,480

OTHER INCOME
Interest income	16	16	30

NET LOSS FOR THE PERIOD	(28,146)	(35,735)	(1,047,789)

CURRENCY TRANSLATION ADJUSTMENT	(6,874)	199	(4,168)

COMPREHENSIVE LOSS FOR THE PERIOD	$(35,020)	$(35,536)	$(1,051,957)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,771,293	6,771,293

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to June 30, 2009
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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to June 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)
Balance, March 31, 2005	5,897,243	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.084 per share
on July 28, 2005	100,000	8,385	-	-	-	8,385
on September 14, 2005	50,000	4,193	-	-	-	4,193
Stock issued for debt at $0.084 per share
on March 15, 2006	197,800	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)
Balance, March 31, 2006	6,245,043	635,503	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.088 per share
on November 24, 2006	300,000	26,369	-	-	-	26,369
on December 7, 2006	200,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)
Balance, March 31, 2007	6,745,043	679,451	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.097 per share
on May 4, 2007	26,250	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)
Balance, March 31, 2008	6,771,293	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)
Balance, March 31, 2009	6,771,293	681,999	254,080	(1,019,643)	2,706	(80,858)

Forgiveness of debt by a director and shareholder	-	-	7,711	-	-	7,711
Imputed interest from shareholder loan	-	-	992	-	-	992
Stock-based compensation	-	-	-	-	-	-
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(6,874)	(6,874)
(Loss) for the period	-	-	-	(28,146)	-	(28,146)
Balance, June 30, 2009	6,771,293	$ 681,999	$ 262,783	$ (1,047,789)	$ (4,168)	$ (107,175)
(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2009	2008	June 30, 2009

OPERATING ACTIVITIES
Net (loss) for the period	$(28,146)	$(35,735)	$(1,047,789)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	533	2,341	35,054
Foreign exchange gain/loss	50	(2)	(23,646)
Forgiveness of debt	7,711	8,911	144,955
Imputed interests	992	293	5,974
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	466,165
Write down of website development costs	-	-	14,145
Changes in non-cash working capital:
Goods and service tax receivable	2,461	3,358	(40)
Prepaid expenses	183	(111)	12,537
Accounts payables and accrued liabilities	(107)	16,332	9,270

NET CASH USED IN OPERATING ACTIVITIES	(16,324)	(4,613)	(357,075)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	12,852	4,951	108,250

NET CASH FROM FINANCING ACTIVITIES	12,852	4,951	407,681

EFFECT OF EXCHANGE RATE ON CASH	514	-	(48)

NET INCREASE (DECREASE) IN CASH	(2,958)	338	3,925

CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - Beginning of Period	6,883	(26)	-

CASH AND CASH EQUIVALENTS - End of Period	$3,925	$312	$3,925

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	-	-
Taxes	-	-
NON-CASH FINANCING ACTIVITIES
None	-	-

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

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

Note 2 - Basis of Presentation - Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board Statement No. 7. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern.However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	June 30,	March 31,
	2009	2009

Working capital (deficit)	$(111,325)	$(85,179)
Deficit	(1,047,789)	1,019,643

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies

(a) Basis of Accounting

The financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles of United States of America (“US GAAP”).

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

The Company has chosen U.S. dollars as its reporting currency. Assets and liabilities are translated into the reporting U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Accumulated translation adjustments are reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity (deficiency).

(d) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at June 30, 2009 and March 31, 2009, there were no cash equivalents.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

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

(f) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At June 30, 2009, the Company had $nil (March 31, 2009 - $nil) in a bank beyond insured limits.

(g) Website development costs

Website development costs are for the development of the Company's corporate website and web-based courses. These costs have been capitalized when acquired or developed, and installed, and are being amortized over their estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, Accounting for Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totals to $505 (2008: $2,324) for the three months ended June 30, 2009.

(h) Intangible assets

On January 8, 2008, the Company obtained the registered trademark “MathNote” from the United States Patent and Trademark Office. Intangible asset represents the trademark and is recorded at cost less accumulated amortization. The trademark is amortized over its estimated useful life of 10 years.

On April 1, 2009, the Company adopted FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and other GAAP. The measurement provisions of this standard applied only to intangible assets acquired after the effective date.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

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

(k) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the three months ended June 30, 2009 was $970 (2008: $439).

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
Three Months Ended June 30, 2009
(Unaudited)

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

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.The adoption of FSP EITF 03-6-1 does not have a material impact on the Company’s financial statements.

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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

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

On April 1, 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended June 30, 2009.

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.The adoption of FSP FAS 157-3 does not have a material effect on the Company’s financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

(o) Fair value of financial instruments - Continued

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not have a material impact on the Company’s financial statements.

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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies(Continued)

(r ) Subsequent Events

In May 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the standard does not have a material impact on the Company.

(s) Recent Accounting Pronouncements

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the standard will not have a material impact on the Company.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 - Equipment

Equipment at June 30, 2009 and March 31, 2009 is summarized as follows:

		Accumulated	Net book
June 30, 2009	Cost	depreciation	value

Office equipment	$1,180	$937	$243
Computer equipment	903	816	87
	$2,083	$1,753	$330

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 4 – Equipment - Continued

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value

Office equipment	$1,088	$852	$236
Computer equipment	833	747	86
	$1,921	$1,599	$322

Note 5 - Website Development Costs

The Company’s website development was substantially completed in October 2005 and the capitalized cost is amortized over 3 years. The website development costs are summarized as follows:

		Accumulated	Net book
June 30, 2009	Cost	amortization	value

Website development costs	$23,992	$20,442	$3,550

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Website development costs	$22,132	$18,389	$3,743

Note 6 - Intangible Assets

Intangible asset at June 30, 2009 and March 31, 2009 is summarized as follows:

		Accumulated	Net book
June 30, 2009	Cost	amortization	value

Trademark	$327	$57	$270

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Trademark	$301	$45	$256

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 7 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded as additional paid in capital of $992 (2008 - $293) for the three months ended June 30, 2009.

A director and shareholder of the Company waived $7,711 ($8,911) of the management fee payable for his services rendered during the period ended June 30, 2009. The amount was recorded as additional paid in capital during the period ended June 30, 2009.

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
Three Months Ended June 30, 2009
(Unaudited)

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

There was no option exercised or expired during the three-months ended June 30, 2009 and year ended March 31, 2009.

During the three months ended June 30, 2009, the Company incurred a total of $nil (2008: $nil) in stock based compensation expenses.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 8 - Stockholders’ Equity - Continued

(b) Stock Options - Continued

Changes in stock options for the period ended June 30, 2009 and year ended March 31, 2009 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, June 30, 2009 and March 31, 2009	650,000	$0.13

The Company has the following options outstanding and exercisable at June 30, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$0.13	550,000	6.88	$0.13	550,000	$0.13
0.14	75,000	2.56	0.14	75,000	0.14
0.21	25,000	2.86	0.21	25,000	0.21
$0.13 - $0.21	650,000	6.23	0.13	650,000	0.13

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2009
(Unaudited)

Note 8 - Stockholders’ Equity - Continued

(b)Stock Options - Continued

The Company has the following options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$0.13	550,000	7.13	$0.13	550,000	$0.13
0.14	75,000	2.81	0.14	75,000	0.14
0.21	25,000	3.11	0.21	25,000	0.21
$0.13 - $0.21	650,000	6.48	0.13	650,000	0.13

Note 9 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 10 - Related Party Transactions

During the three months ended June 30, 2009, the Company paid $343 (2008: $396) in director fees to the directors of the Company.

During the three months ended June 30, 2009, included in accrued salary, $7,711 (2008: $8,911) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital.

During the three months ended June 30, 2009, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 7), lent the Company an additional CAD$15,000 (March 31, 2009 – CAD $80,000) for working capital. The additional CAD$15,000 (March 31, 2009 – CAD $80,000) loan is unsecured, non-interest bearing and due on demand.

See Note 7.

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

Plan of Operation For The Next Twelve Months

Unless we raise additional capital through the sale of common stock in private placements, we do not plan to spend any funds on the research and development of our product. Instead, we intend to work with what we have, and focus our efforts on marketing activities in order to increase revenues.  Unless we raise additional capital through the sale of common stock in private placements, we allocate only $10,000 for marketing. In this scenario, our officers intend to focus their efforts on preparing for the commencement of the 2009/2010 school year in September. In the third week of September, once the teacher and student population has settled down, we intend to launch a fresh, personalized email campaign targeting the roughly 8,000 senior-level high school math department chairs and principals in our contact management database. We intend to support this campaign with an email script campaign, where we will follow up each demo lesson sign up with a timed email, generated automatically, asking the new user for feedback on the demo lesson. Concurrently, we intend to commence a reciprocal link campaign with third parties, where we will offer to post a link to their website on our website in return for posting a link to our website on their website. We also intend to review the code and content of our website, and make the changes we deem necessary, for search engine optimization. As in the past, we will continue with our two search marketing campaigns: 1) the Google AdWords campaign and 2) the Yahoo! Sponsored Search campaign.

Results of Operations

Three Months Ended June 30, 2009 compared to June 30, 2008

We achieved revenue of $159 for the three months ended June 30, 2009 compared to no revenue ($nil) for the three months ended June 30, 2008. The $159 in revenue was attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008. Our first sale occurred on July 3, 2008, subsequent to the quarter end. Prior to the launch we offered no other courses for sale. Accordingly, we achieved no revenue ($nil) for the three months ended June 30, 2008.

Amortization expense decreased by $1,808 or 77% from $2,341 for the three months ended June 30, 2008 to $533 for the three months ended June 30, 2009. The Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was fully amortized at the end of December 31, 2008.

Interest on shareholder loan increased by $699 or 239% from $293 for the three months ended June 30, 2008 to $992 for the three months ended June 30, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

Interest and bank charges expense increased by $313 or 60% from $521 for the three months ended June 30, 2008 to $834 for the three months ended June 30, 2009. The reason for the increase was a finance charge applied against an outstanding payable as of June 30, 2009.

Office and miscellaneous expense increased by $2,332 or 421% from $554 for the three months ended June 30, 2008 to $2,886 for the three months ended June 30, 2009. The reason for the increase was that we incurred $2,268 in transfer agency and filing fees during the current quarter, and incurred no such costs in the comparative quarter as the Company became a reporting issuer on December 24, 2008, registering for resale up to 3,496,293 shares of its common stock by existing shareholders.

Professional fees decreased by $7,232 or 34% from $21,298 for the three months ended June 30, 2008 to $14,066 for the three months ended June 30, 2009. The reason for the decrease was that we didn’t incur the accounting costs we incurred during the three months ended June 30, 2008, where we converted our financial statements, from inception, from Canadian dollar and Canadian GAAP reporting, to U.S. dollar and U.S. GAAP reporting.

Salaries and wages decreased by $2,219 or 22% from $9,963 for the three months ended June 30, 2008 to $7,744 for the three months ended June 30, 2009. The reason for the decrease was that we did not perform any programming development work on our current course during the three months ended June 30, 2009, as we had finished developing the course on or around the time we had first offered it for sale on May 7, 2008.

Advertising and promotion expense increased by $531 or 121% from $439 for the three months ended June 30, 2008 to $970 for the three months ended June 30, 2009. The reason for the increase was, with the launch of our MathNote SAT® course on May 7, 2008, we commenced and continue with two search marketing campaigns, one with Google AdWords, which we commenced on May 8, 2008, and the other with Yahoo! Sponsored Search, which we commenced on June 12, 2008. With the campaigns, we surface as a sponsored link on Google and Yahoo!, where certain keywords, such as “SAT math”, are searched. For the three months ended June 30, 2008, our advertising and promotional expense was less as a result of the search marketing campaigns only being active for part of the quarter.

Assets and Liabilities at June 30, 2009 compared to March 31, 2009

Loan from a shareholder increased by $20,173 or 23% from $86,494 at March 31, 2009 to $106,667 at June 30, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated limited revenues from operations. In part, this is the result of us not devoting full time to our operations.  Our officers and directors have other occupations to which they devote significant time.   We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

To become profitable and competitive, we have to attract customers and generate revenues. With our officers focusing on marketing activities, we hope to become profitable and competitive.  We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

We have generated minimal revenues from the sale of our product.  We expect to obtain capital through the sale of our product and through the sale of our common stock.  There is no assurance we will sell any shares of common stock. We believe that revenues from the sale of our product and capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months.  Revenue from the sale of our product, capital raised from the sale of common stock, and capital raised from shareholder loans are our only anticipated sources of additional capital. We have not determined the amount of money, if any, we will raise from the sale of our common stock.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $106,667 through June 30, 2009. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of June 30, 2009, our total current assets were $6,493 and our total current liabilities were $117,818 resulting in a working capital deficit of $111,325.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2009 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of July, 2009.

INSIGHTFULMIND LEARNING INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer Secretary, Treasurer and Director

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.