Form 10-Q
period 2009-09-30
InsightfulMind Learning Inc.
filed 2009-11-02
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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
October 27, 2009 - 6,771,293 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
BALANCE SHEETS
(Expressed in US Dollars)

	September 30,	March 31,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$1,184	$6,883
Goods and services tax receivable	1,498	3,111
Prepaid Expenses	1,683	1,706

TOTAL CURRENT ASSETS	4,365	11,700

EQUIPMENT (Note 4)	336	322

WEBSITE DEVELOPMENT COSTS (Note 5)	3,299	3,743

INTANGIBLE ASSET (Note 6)	283	256

TOTAL ASSETS	$8,283	$16,021

LIABILITIES
CURRENT
Accounts Payable and accrued liabilities	$8,631	$10,385
Loan from a shareholder (Note 7)	131,972	86,494

TOTAL CURRENT LIABILITIES	140,603	96,879

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 8)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
6,771,293 common shares	681,999	681,999

ADDITIONAL PAID IN CAPITAL	272,190	254,080

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(13,447)	2,706

DEFICIT, accumulated during the development stage	(1,073,062)	(1,019,643)

TOTAL STOCKHOLDER'S (DEFICIENCY)	(132,320)	(80,858)

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)	$8,283	$16,021

CONTINGENT LIABILITIES (Note 9)
GOING CONCERN (Note 2)
(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARING, INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Six months ended		inception
	September 30,		September 30,		(December 3, 2001) to
	2009	2008	2009	2008	September 30, 2009

REVENUE	$81	$321	$240	$321	$1,742

EXPENSES
Amortization	566	2,268	1,099	4,609	35,620
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	1,220	500	2,212	793	7,194
Interest and bank charges	587	486	1,421	1,007	9,544
Office and miscellaneous	3,852	666	6,738	1,220	23,472
Professional fees	10,786	26,473	24,852	47,771	148,611
Repairs and maintenance	-	-	-	-	869
Salaries and wages	8,265	8,812	16,009	18,775	330,046
Stock based compensation	-	-	-	-	466,165
Telephone and utilities	319	330	615	672	10,103
Advertising and promotion	488	1,079	1,458	1,518	8,866
Write down in website development costs	-	-	-	-	14,145

	26,083	40,614	54,404	76,365	1,075,563

OTHER INCOME
Interest income	-	-	16	16	30
Debt forgiven	729	-	729	-	729

	729	-	745	16	759

NET LOSS FOR THE PERIOD	(25,273)	(40,293)	(53,419)	(76,028)	(1,073,062)

CURRENCY TRANSLATION ADJUSTMENT	(9,279)	1,923	(16,153)	2,122	(13,447)

COMPREHENSIVE LOSS FOR THE PERIOD	$(34,552)	$(38,370)	$(69,572)	$(73,906)	$(1,086,509)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	6,771,293	6,771,293	6,771,293	6,771,293

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to September 30, 2009
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
December 3, 2001 (inception) to September 30, 2009
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
(See accompanying notes to the financial statements) F-4 -5-

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Company)
STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to September 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON STOCK		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Balance, March 31, 2007	6,745,043	679,451	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.097 per share
on May 4, 2007	26,250	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008	6,771,293	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)

Balance, March 31, 2009	6,771,293	681,999	254,080	(1,019,643)	2,706	(80,858)

Forgiveness of debt by a director and shareholder	-	-	15,898	-	-	15,898
Imputed interest from shareholder loan	-	-	2,212	-	-	2,212
Stock-based compensation	-	-	-	-	-	-
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(16,153)	(16,153)
(Loss) for the period	-	-	-	(53,419)	-	(53,419)

Balance, September 30, 2009	6,771,293	$681,999	$272,190	$ (1,073,062)	$(13,447)	$ (132,320)

(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Six months ended		inception
	September 30,		(December 3, 2001) to
	2009	2008	September 30, 2009
OPERATING ACTIVITIES
Net (loss) for the period	$(53,419)	$(76,028)	$(1,073,062)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,099	4,609	35,620
Foreign exchange gain/loss	30	-	(23,666)
Forgiveness of debt	16,627	17,545	153,871
Imputed interests	2,212	793	7,194
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	466,165
Write down of website development costs	-	-	14,145
Changes in non-cash working capital:
Goods and service tax receivable	2,045	2,735	(456)
Prepaid expenses	306	(525)	12,660
Accounts payables and accrued liabilities	(3,386)	14,354	5,991

NET CASH USED IN OPERATING ACTIVITIES	(34,487)	(36,517)	(375,238)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	28,705	38,990	124,103

NET CASH FROM FINANCING ACTIVITIES	28,705	38,990	423,534

EFFECT OF EXCHANGE RATE ON CASH	83	(78)	(479)

NET INCREASE (DECREASE) IN CASH	(5,699)	2,395	1,184

CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - Beginning of Period	6,883	(26)	-

CASH AND CASH EQUIVALENTS - End of Period	$1,184	$2,369	$1,184

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$100	$-	$327
Taxes	$-	$-	$-
NON-CASH FINANCING ACTIVITIES
None	$-	$-	$-
(See accompanying notes to the financial statements)

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 1 – Nature of Operations

InsightfulMind Learning, Inc. (“the Company”) was incorporated under the Canada Business Corporations Act on December 3, 2001 under the name “The LectureNet Learning Corporation” and was registered extra-provincially in the Province of British Columbia on January 24, 2002. The name of the Company was changed to “InsightfulMind Learning, Inc.” effective August 26, 2002.

The Company is engaged primarily in the development of educational courses which it markets on the internet. The Company is located in the City of Vancouver, Province of British Columbia, Canada.

On August 10, 2009, the Company entered into an agreement (the “Share Purchase Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. Under the Share Purchase Agreement, the Company is to acquire all of the outstanding shares of Coronus in exchange for 1,000,000 common shares of the Company, at a deemed value of $0.05 per share. Authorization and approval of the Share Purchase Agreement and the issuance of the 1,000,000 common shares was subject to shareholder approval, which was obtained on October 13, 2009.

The Share Purchase Agreement required that 1,012,500 common shares of the Company held by Mr. Jeff Thachuk, President of the Company, be transferred to Mr. Mark Burgert, the sole principal of Coronus, that an aggregate of 452,500 stock options of the Company held by various persons be cancelled, and that Mr. Thachuk be appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus, with Mr. Burgert continuing to hold the office of President of Coronus. On August 19, 2009, the transfer to Mr. Burgert of the 1,012,500 common shares was effected. On August 10, 2009, the cancellation of the 452,500 stock options and the appointments of Mr. Thachuk were effected.

The Share Purchase Agreement stipulates the transfer to Mr. Burgert of the 1,012,500 common shares was to occur not less than 61 days prior to the closing date. With the obtainment of shareholder approval and the passing of the 61 days, the Company is now in a position to close on the Share Purchase Agreement and intends to do so in early November, 2009. Upon closing, the Company will engage Mr. Burgert as a consultant, and in consideration for this engagement, grant to Mr. Burgert an aggregate of 175,000 options exercisable at a price of $0.13 per share. Additionally, upon closing, the 4,525,000 common shares of the Company then collectively held between Messrs. Thachuk and Burgert will be placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $1.00 earned in revenue by the Company on a consolidated basis

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 2 – Basis of Presentation – Going Concern Uncertainties

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

Information on the Company’s working capital and deficit is:

	September 30,	March 31,
	2009	2009

Working capital (deficit)	$(136,238)	$(85,179)
Deficit	1,073,062	1,019,643

Note 3 – Summary of Significant Accounting Policies

(a) Basis of Accounting

The financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles of United States of America (“US GAAP”).

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
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

(d) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at September 30, 2009 and March 31, 2009, there were no cash equivalents.

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
Six Months Ended September 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

(f) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At September 30, 2009, the Company had $nil (March 31, 2009 - $nil) in a bank beyond insured limits.

(g) Website development costs

Website development costs are for the development of the Company's corporate website and web-based courses. These costs have been capitalized when acquired or developed, and installed, and are being amortized over their estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, Accounting for Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totals to $536 (2008: $2,230) and $1,041 (2008: $4,531) for the three-month and six-month periods ended September 30, 2009 respectively.

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
Six Months Ended September 30, 2009
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

(k) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the three-month and six-month periods ended September 30, 2009 was $488 (2008: $1,079) and $1,458 (2008: $1,518) respectively.

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
Six Months Ended September 30, 2009
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

On April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of FSP EITF 03-6-1 does not have a material impact on the Company’s financial statements.

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
Six Months Ended September 30, 2009
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

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended September 30, 2009.

On April 1, 2009, the Company adopted the FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of FSP FAS 157-3 does not have a material effect on the Company’s financial statements.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
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

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 3 – Summary of Significant Accounting Policies – Continued

(r) Subsequent Events

On April 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a material impact on the Company.

(s) Accounting Codification

On April 1, 2009, the Company adopted the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. The adoption of the standard did not have a material impact on the Company.

(t) Recent Accounting Pronouncements

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

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R). Statement 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. Additionally, Statement 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. The Company is currently evaluating the impact of its pending adoption on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 4 - Equipment

Equipment at September 30, 2009 and March 31, 2009 is summarized as follows:

		Accumulated	Net book
September 30, 2009	Cost	depreciation	value

Office equipment	$1,279	$1,029	$250
Computer equipment	979	893	86
	$2,258	$1,922	$336

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value

Office equipment	$1,088	$852	$236
Computer equipment	833	747	86
	$1,921	$1,599	$322

Note 5 - Website Development Costs

The Company’s website development was substantially completed in October 2005 and the capitalized cost is amortized over 3 years. The website development costs are summarized as follows:

		Accumulated	Net book
September 30, 2009	Cost	amortization	value

Website development costs	$26,013	$22,714	$3,299

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Website development costs	$22,132	$18,389	$3,743

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 6 - Intangible Assets

Intangible asset at September 30, 2009 and March 31, 2009 is summarized as follows:

		Accumulated	Net book
September 30, 2009	Cost	amortization	value

Trademark	$354	$71	$283

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Trademark	$301	$45	$256

Note 7 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded as additional paid in capital of $2,212 (2008 - $793) for the six months ended September 30, 2009.

A director and shareholder of the Company waived $15,898 ($17,545) of the management fee payable for his services rendered during the period ended September 30, 2009. The amount was recorded as additional paid in capital during the period ended September 30, 2009.

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
Six Months Ended September 30, 2009
(Unaudited)

Note 8 - Stockholders’ Equity - Continued

(a) Common Stock – Continued

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
Six Months Ended September 30, 2009
(Unaudited)

Note 8 - Stockholders’ Equity - Continued

(b) Stock Options – Continued

The fair value of each option granted for the year ended March 31, 2009 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2009

Expected volatility	110.6% - 121.6%
Risk-free interest rate	2.39% - 3.03%
Expected life	3.2 years - 8.5 years
Dividend yield	0.00%

On August 10, 2009, 452,500 stock options were cancelled pursuant to the Share Purchase Agreement among Insightfulmind Learning, Inc., Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas, and John Omielan.

There was no option exercised or expired during the six months ended September 30, 2009 and the year ended March 31, 2009.

During the six months ended September 30, 2009, the Company incurred a total of $nil (2008: $nil) in stock based compensation expenses.

Changes in stock options for the period ended September 30, 2009 and the year ended March 31, 2009 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009 and 2008	650,000	$0.13
Cancelled	(452,500)	0.13
Balance, September 30, 2009	197,500	$0.13

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 8 - Stockholders’ Equity - Continued

(b)  Stock Options – Continued

The Company has the following options outstanding and exercisable at September 30, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$ 0.13	195,000	6.20	$ 0.13	195,000	$ 0.13
0.21	2,500	2.61	0.21	2,500	0.21
$0.13 - $0.21	197,500	6.15	0.13	197,500	0.13

The Company has the following options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$ 0.13	550,000	7.13	$ 0.13	550,000	$ 0.13
0.14	75,000	2.81	0.14	75,000	0.14
0.21	25,000	3.11	0.21	25,000	0.21
$0.13 - $0.21	650,000	6.48	0.13	650,000	0.13

INSIGHTFULMIND LEARNING, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2009
(Unaudited)

Note 9 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 10 - Related Party Transactions

During the three-month and six-month periods ended September 30, 2009, the Company paid $717 (2008: $384) and $1,060 (2008: $780) in director fees to the directors of the Company respectively.

During the three-month and six-month periods ended September 30, 2009, included in accrued salary, $8,187 (2008: $8,635) and $15,898 (2008: $17,545) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

During the six months ended September 30, 2009, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 7), lent the Company an additional CAD $32,500 (March 31, 2009 – CAD $80,000) for working capital. The additional CAD $32,500 (March 31, 2009 – CAD $80,000) loan is unsecured, non-interest bearing and due on demand.

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

Plan of Operation For The Next Twelve Months

On August 10, 2009, we entered into an agreement (the “Share Purchase Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. Under the Share Purchase Agreement, we are to acquire all of the outstanding shares of Coronus in exchange for 1,000,000 common shares of InsightfulMind Learning, Inc. (the “Company”), at a deemed value of $0.05 per share. Authorization and approval of the Share Purchase Agreement and the issuance of the 1,000,000 common shares was subject to shareholder approval, which we obtained on October 13, 2009.

The Share Purchase Agreement required that: (i) 1,012,500 common shares of the Company held by Mr. Jeff Thachuk, President of the Company, be transferred to Mr. Mark Burgert, the sole principal of Coronus, in consideration of Mr. Burgert paying $1.00 to Mr. Thachuk; (ii) an aggregate of 452,500 stock options of the Company held by various persons be cancelled, and (iii) Mr. Thachuk be appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus, with Mr. Burgert continuing to hold the office of President of Coronus. On August 19, 2009, the transfer to Mr. Burgert of the 1,012,500 common shares took place. On August 10, 2009, the 452,500 stock options were cancelled, and on the same day, Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus.

The Share Purchase Agreement stipulates the transfer to Mr. Burgert of the 1,012,500 common shares was to occur not less than 61 days prior to the closing date. With the obtainment of shareholder approval and the passing of the 61 days, we are now in a position to close on the Share Purchase Agreement and we intend to do so in early November, 2009. The Share Purchase Agreement stipulates that, upon closing, we will engage Mr. Burgert as a consultant, and in consideration for this engagement, grant to Mr. Burgert an aggregate of 175,000 options exercisable at a price of $0.13 per share. Additionally, the Share Purchase Agreement stipulates that, upon closing, the 4,525,000 common shares of the Company then collectively held between Messrs. Thachuk and Burgert will be placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $1.00 we earn in revenue on a consolidated basis.

Our focus is to complete and close on the acquisition of Coronus, which we anticipate will be completed no later than November 15, 2009. If we are successful, we will immediately focus all of our efforts on the business of Coronus. Specifically, we will focus our efforts on raising capital through the sale of common stock in private placements to first eliminate our working capital deficiency and to position us with sufficient funds to execute on preliminary matters in relation to the business plan of Coronus, namely the procurement of a 20-year, “must-take” power purchase agreement with Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators. To procure the power purchase agreement, Coronus would require 1) a site, 2) a Southern California Edison retail account at the site, 3) an engineered design of the proposed 1.5 MW solar photovoltaic plant, 4) California Energy Commission pre-certification as a Renewables Portfolio Standard eligible facility, 5) an interconnection agreement with Southern California Edison, and 6) to commit to complete the construction of the plant and achieve initial operation within 18 months of the power purchase agreement execution date.

If we close on the acquisition of Coronus, we will cease development and suspend operations of MathNote SAT®, the educational course we market over the Internet. In this scenario, our goal is to engage a business broker to assist us in the disposition of our website assets. There is no assurance we will recover any of these assets. If we do not close on the acquisition of Coronus, we will continue with our MathNote SAT® operation. In this scenario, unless we raise additional capital through the sale of common stock in private placements, we do not plan to spend any funds on the research and development of our product. Instead, we intend to work with what we have, and focus our efforts on marketing activities in order to increase revenues. We will continue with our two search marketing campaigns: 1) the Google AdWords campaign and 2) the Yahoo! Sponsored Search campaign. Additionally, we will continue to review the code and content of our website, and make the changes we deem necessary, for search engine optimization.

Results of Operations

Three Months Ended September 30, 2009 compared to September 30, 2008

We achieved revenue of $81 for the three months ended September 30, 2009 compared to revenue of $321 for the three months ended September 30, 2008. The decrease in revenue of $240, or 75%, was the consequence of us scaling back our search marketing campaigns in the current quarter, both in terms of the number of keywords we bid on and the bid price, resulting in comparatively fewer clicks and by extension fewer conversions. In both the current and comparative quarter, all sales were attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008.

Amortization expense decreased by $1,702 or 75% from $2,268 for the three months ended September 30, 2008 to $566 for the three months ended September 30, 2009. The Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was almost fully amortized at the end of September 30, 2008.

Interest on shareholder loan increased by $720 or 144% from $500 for the three months ended September 30, 2008 to $1,220 for the three months ended September 30, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

Office and miscellaneous expense increased by $3,186 or 478% from $666 for the three months ended September 30, 2008 to $3,852 for the three months ended September 30, 2009. The reason for the increase was that we incurred $2,268 in transfer agency and filing fees during the current quarter, and incurred no such costs in the comparative quarter.

Professional fees decreased by $15,687 or 59% from $26,473 for the three months ended September 30, 2008 to $10,786 for the three months ended September 30, 2009. The reason for the decrease was that we didn’t incur the legal costs we incurred during the three months ended September 30, 2008, where we engaged the law office of Conrad C. Lysiak, P.S., to prepare our registration statement on Form S-1.

Advertising and promotion expense decreased by $591 or 55% from $1,079 for the three months ended September 30, 2008 to $488 for the three months ended September 30, 2009. The reason for the decrease was that we scaled back our two search marketing campaigns, both in terms of the number of keywords we bid on and the bid price. With the launch of our MathNote SAT® course on May 7, 2008, we commenced with two search marketing campaigns, one with Google AdWords, which we commenced on May 8, 2008, and the other with Yahoo! Sponsored Search, which we commenced on September 12, 2008. With the campaigns, we surfaced as a sponsored link on Google and Yahoo!, where certain keywords, such as “SAT math”, were searched. For the three months ended September 30, 2008, our advertising and promotion expense was less as a result of fewer clicks.

Debt forgiven income for the three months ended September 30, 2009 was $729 compared to zero ($nil) debt forgiven income for the three months ended September 30, 2008. On August 10, 2009, our course author waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Six Months Ended September 30, 2009 compared to September 30, 2008

We achieved revenue of $240 for the six months ended September 30, 2009 compared to revenue of $321 for the six months ended September 30, 2008. The decrease in revenue of $81, or 25%, was the consequence of us scaling back our search marketing campaigns in the current quarter, both in terms of the number of keywords we bid on and the bid price, resulting in comparatively fewer clicks and by extension fewer conversions. In both the current and comparative periods, all sales were attributable to sales of our current course, MathNote SAT®, which we launched on May 7, 2008. Our first sale occurred on July 3, 2008, subsequent to the June 30, 2008 quarter end. Prior to the launch we offered no other courses for sale. Accordingly, we achieved no revenue ($nil) for the three months ended June 30, 2008.

Amortization expense decreased by $3,510 or 76% from $4,609 for the six months ended September 30, 2008 to $1,099 for the six months ended September 30, 2009. The Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was almost fully amortized at the end of September 30, 2008.

Interest on shareholder loan increased by $1,419 or 179% from $793 for the six months ended September 30, 2008 to $2,212 for the six months ended September 30, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

Interest and bank charges expense increased by $414 or 41% from $1,007 for the six months ended September 30, 2008 to $1,421 for the six months ended September 30, 2009. The reason for the increase was a finance charge applied against an outstanding payable as of September 30, 2009.

Office and miscellaneous expense increased by $5,518 or 452% from $1,220 for the six months ended September 30, 2008 to $6,738 for the six months ended September 30, 2009. The reason for the increase was that we incurred $2,268 in transfer agency and filing fees during the current period, and incurred no such costs in the comparative period.

Professional fees decreased by $22,919 or 48% from $47,771 for the six months ended September 30, 2008 to $24,852 for the six months ended September 30, 2009. The reason for the decrease was that we didn’t incur the legal costs we incurred during the six months ended September 30, 2008, where we engaged the law office of Conrad C. Lysiak, P.S., to prepare our registration statement on Form S-1. Additionally, we didn’t incur the accounting costs we incurred during the six months ended September 30, 2008, where we converted our financial statements, from inception, from Canadian dollar and Canadian GAAP reporting, to U.S. dollar and U.S. GAAP reporting.

Salaries and wages decreased by $2,766 or 15% from $18,775 for the six months ended September 30, 2008 to $16,009 for the six months ended September 30, 2009. The reason for the decrease was that we did not perform any programming development work on our current course during the six months ended September 30, 2009, as we had finished developing the course on or around the time we had first offered it for sale on May 7, 2008.

Debt forgiven income for the six months ended September 30, 2009 was $729 compared to zero ($nil) debt forgiven income for the six months ended September 30, 2008. On August 10, 2009, our course author waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Assets and Liabilities at September 30, 2009 compared to March 31, 2009

Loan from a shareholder increased by $45,478 or 53% from $86,494 at March 31, 2009 to $131,972 at September 30, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

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

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $131,972 through September 30, 2009. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of September 30, 2009, our total current assets were $4,365 and our total current liabilities were $140,603 resulting in a working capital deficit of $136,238.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of October, 2009.

INSIGHTFULMIND LEARNING INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.