Form 10-Q
period 2009-12-31
Coronus Solar Inc.
filed 2010-02-12
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

CORONUS SOLAR INC.
formerly, INSIGHTFULMIND LEARNING, INC.
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
YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  February 10, 2010 - 15,542,586 shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	December 31,	March 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
CURRENT
Cash and cash equivalents	$371	$6,883
Goods and services tax receivable	2,171	3,111
Prepaid Expenses	1,431	1,706

TOTAL CURRENT ASSETS	3,973	11,700

EQUIPMENT (Note 5)	322	322

WEBSITE DEVELOPMENT COSTS (Note 6)	-	3,743

INTANGIBLE ASSET (Note 7)	21,500	256

TOTAL ASSETS	$25,795	$16,021

LIABILITIES
CURRENT
Accounts Payable and accrued liabilities	$29,360	$10,385
Loan from a shareholder (Note 8)	135,200	86,494

TOTAL CURRENT LIABILITIES	164,560	96,879

STOCKHOLDERS' DEFICIENCY SHARE CAPITAL (Note 9)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 (March 31, 2009: 13,542,586) common shares	703,637	681,999

ADDITIONAL PAID IN CAPITAL	336,629	254,080

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(17,229)	2,706

DEFICIT, accumulated during the development stage	(1,161,802)	(1,019,643)

TOTAL STOCKHOLDER'S (DEFICIENCY)	(138,765)	(80,858)

TOTAL LIABILITIES AND STOCKHOLDER'S (DEFICIENCY)	$25,795	$16,021

CONTINGENT LIABILITIES (Note 10)
GOING CONCERN (Note 2)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
					inception
	Three months ended December 31,		Nine months ended December 31,		(December 3, 2001) to
	2009	2008	2009	2008	December 31, 2009

REVENUE	$-	$243	$240	$564	$1,742

EXPENSES
Amortization	45	845	1,144	5,454	35,665
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	1,339	640	3,551	1,433	8,533
Interest and bank charges	650	365	2,071	1,372	10,194
Office and miscellaneous	3,479	904	10,217	2,124	26,951
Professional fees	16,235	11,417	41,087	59,188	164,846
Repairs and maintenance	-	-	-	-	869
Salaries and wages	8,523	7,292	24,532	26,067	338,569
Stock based compensation	54,605	50,713	54,605	50,713	520,770
Telephone and utilities	359	279	974	951	10,462
Advertising and promotion	34	1,720	1,492	3,238	8,900
Write down in website development costs	3,196	-	3,196	-	17,341
Write-off patent cost	275	-	275	-	275

	88,740	74,175	143,144	150,540	1,164,303

OTHER INCOME
Interest income	-	-	16	16	30
Debt forgiven	-	-	729	-	729

	-	-	745	16	759

NET LOSS FOR THE PERIOD	(88,740)	(73,932)	(142,159)	(149,960)	(1,161,802)

CURRENCY TRANSLATION ADJUSTMENT	(3,782)	7,267	(19,935)	9,389	(17,229)

COMPREHENSIVE LOSS FOR THE PERIOD	$(92,522)	$(66,665)	$(162,094)	$(140,571)	$(1,179,031)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	14,825,195	13,542,586	13,971,677	13,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER
			ADDITIONAL	DURING	COMPREHENSIVE	TOTAL
	COMMON		PAID-IN	DEVELOPMENT	INCOME	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	EQUITY (DEFICIENCY)

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(9)	(9)
(Loss) for the period	-	-	-	(376,277)	-	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	197	197
(Loss) for the year	-	-	-	(67,360)	-	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(265)	(265)
(Loss) for the year	-	-	-	(63,056)	-	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(506,693)	(77)	(14,057)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER
			ADDITIONAL	DURING	COMPREHENSIVE	TOTAL
	COMMON		PAID-IN	DEVELOPMENT	INCOME	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	EQUITY (DEFICIENCY)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(750,348)	(11,973)	37,006
Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(846,780)	(7,526)	(7,567)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF IN STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2009
(Expressed in U.S. Dollars)
(Unaudited)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER
			ADDITIONAL	DURING	COMPREHENSIVE	TOTAL
	COMMON		PAID-IN	DEVELOPMNET	INCOME	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	EQUITY (DEFICIENCY)

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	21,638	-	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	24,393	-	-	24,393
Imputed interest from shareholder loan	-	-	3,551	-	-	3,551
Stock-based compensation	-	-	54,605	-	-	54,605
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(19,935)	(19,935)
(Loss) for the period	-	-	-	(142,159)	-	(142,159)

Balance, December 31, 2009	15,542,586	$703,637	$336,629	$(1,161,802)	$(17,229)	$(138,765)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)
			Cumulative from
			inception
	Nine months ended December 31,		(December 3, 2001) to
	2009	2008	December 31, 2009

OPERATING ACTIVITIES
Net (loss) for the period	$(142,159)	$(149,960)	$(1,161,802)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,144	5,454	35,665
Foreign exchange gain/loss	(72)	-	(23,768)
Forgiveness of debt	23,664	24,814	160,908
Imputed interests	3,551	1,433	8,533
Share issued for services / debts	-	-	26,301
Stock based compensation	54,605	50,713	520,770
Write down of website development costs	3,196	-	17,341
Write-off patent cost	275	-	275
Changes in non-cash working capital:
Goods and service tax receivable	1,490	2,111	(1,011)
Prepaid expenses	583	4,200	12,937
Accounts payables and accrued liabilities	15,936	15,730	25,313

NET CASH USED IN OPERATING ACTIVITIES	(37,787)	(45,505)	(378,538)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	29,361	45,952	124,759

NET CASH FROM FINANCING ACTIVITIES	29,361	45,952	424,190

EFFECT OF EXCHANGE RATE ON CASH	1,914	(44)	1,352

NET INCREASE (DECREASE) IN CASH	(6,512)	403	371

CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - Beginning of Period	6,883	(26)	-

CASH AND CASH EQUIVALENTS - End of Period	$371	$377	$371

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$154	$-	$381
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$21,638	$-	$21,638
Establishment of intangible asset through acquisition of	$21,500	$-	$21,500
Coronus Energy Corp.

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2009
(Unaudited)

Note 1 – Nature of Operations

Coronus Solar Inc. (“the Company”) was incorporated under the Canada Business Corporations Act on December 3, 2001 under the name “The LectureNet Learning Corporation” and was registered extra-provincially in the Province of British Columbia on January 24, 2002. The name of the Company was changed to InsightfulMind Learning, Inc. effective August 26, 2002 and was further changed to Coronus Solar Inc. on November 3, 2009.

The Company’s intention is to deploy and operate utility-scale solar power systems in the State of California, U.S.A. The Company is located in the City of Vancouver, Province of British Columbia, Canada.

On November 2, 2009, the Company completed an agreement (the “Share Purchase Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. Under the Share Purchase Agreement, the Company acquired all of the outstanding shares of Coronus in exchange for 2,000,000 common shares of the Company, at a deemed value of $0.025 per share.

Under the Share Purchase Agreement, 2,025,000 (post stock forward split) common shares of the Company held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus, on August 19, 2009 and an aggregate of 905,000 (post stock forward split) stock options of the Company held by various persons were cancelled on August 10, 2009. Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus, with Mr. Burgert continuing to hold the office of President of Coronus.

The Company has engaged Mr. Burgert as a consultant, and in consideration for this engagement, granted to Mr. Burgert an aggregate of 350,000 (post stock forward split) options exercisable at a price of $0.065 per share. Additionally, the 9,050,000 (post stock forward split) common shares of the Company that are now collectively held between Messrs. Thachuk and Burgert have been placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by the Company on a consolidated basis.

On November 3, 2009, the Company carried out a 2 for 1 forward stock split of the Company’s issued and outstanding shares of common stock.  These consolidated financial statements of the Company have been restated to reflect the 2 for 1 forward stock split.

Note 2 – Basis of Presentation – Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2009	2009

Working capital (deficit)	$(160,587)	$(85,179)
Deficit	1,161,802	1,019,643

Note 3 – Summary of Significant Accounting Policies

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of Coronus Solar Inc. and its 100% owned subsidiary, Coronus Energy Corp. (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(b) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, ("US GAAP") and are expressed in U.S. dollars.

(c) Use of estimates

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

(d) Foreign currency translation and transactions

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

(e) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at December 31, 2009 and March 31, 2009, there were no cash equivalents.

(f) Equipment

Equipment is recorded at cost less accumulated amortization. Equipment is amortized over estimated useful lives using the following rates and methods:

Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method
Computer software	100%	declining balance method

Amortization is provided at one half of the stated rates in the year of acquisition.

(g) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 2009, the Company had $nil (March 31, 2009 - $nil) in a bank beyond insured limits.

(h) Website development costs

Website development costs are for the development of the Company's corporate website and web-based courses. These costs have been capitalized when acquired or developed, and installed, and are being amortized over their estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with Accounting Standards Codification ("ASC") Topic 350-50, Intangibles - Goodwill and Other - Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totals to $nil (2008: $814) and $1,065 (2008: $5,345) for the three-month and nine-month periods ended December 31, 2009 respectively.

(i) Intangible assets

On January 8, 2008, the Company obtained the registered trademark “MathNote” from the United States Patent and Trademark Office. Intangible asset represents the trademark and is recorded at cost less accumulated amortization. The trademark is amortized over its estimated useful life of 10 years.

On April 1, 2009, the Company adopted ASC Topic 350-30, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. ASC Topic 350-30 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805-10, Business Combinations - Overall and other GAAP. The measurement provisions of this standard applied only to intangible assets acquired after the effective date.

(j) Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in ASC Topic 360-10, Property, Plant and Equipment - Overall. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(k) Asset retirement obligation

The Company has adopted ASC Topic 410-20, Asset Retirement and Environmental Obligations - Asset Retirement Obligations. An asset retirement obligation is a legal obligation associated with the retirement of tangible long-lived assets that the Company is required to settle. The Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred when a reasonable estimate of fair value can be made. The carrying amount of the related long-lived asset is increased by the same amount as the liability. To date, the Company has not incurred any asset retirement obligations.

(l) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the three-month and nine-month periods ended December 31, 2009 was $34 (2008: $1,720) and $1,492 (2008: $3,238) respectively.

(m) Stock based compensation

The Company adopted ASC Topic 718-10, Compensation - Stock Compensation - Overall, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC Topic 718-10 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

(n) Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share because there are no potential dilutive securities.

On April 1, 2009, the Company adopted ASC Topic 260-10-45, Earnings per Share - Overall - Other Presentation Matters, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC Topic 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC Topic 260-10-45 does not have a material impact on the Company’s financial statements.

(o) Income taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

(p) Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities and loan from a shareholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

On April 1, 2009, the Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC Topic 820-10 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts and note payable approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the periods ended December 31, 2009 and 2008.

On April 1, 2009, the Company adopted the ASC Topic 820-10-35, Fair Value Measurements and Disclosures - Subsequent Measurement, which addresses the application for illiquid financial instruments.  ASC Topic 820-10-35 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of ASC Topic 820-10-35 does not have a material effect on the Company’s financial statements.

On April 1, 2009, the Company adopted the ASC Topic 820-10-65, Fair Value Measurements and Disclosures - Transition and Opening Effective Date. The ASC Topic 820-10-65 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC Topic 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this ASC Topic 820-10-65 does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted ASC Topic 825-10-50, Financial Instruments - Disclosures and ASC Topic 270-10, Interim Reporting - Overall to disclose about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of ASC Topic 825-10-50 and ASC Topic 270-10 does not have a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted ASC Topic 320-10-65, Debt and Equity Securities - Overall - Transition and Open Effective Date Information. ASC Topic 320-10-65 ASC Topic 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC Topic 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not have a material impact on the Company’s financial statements.

(q) Comprehensive income (loss)

The Company accounts for comprehensive income under the provisions of ASC Topic 220-10, Comprehensive Income - Overall, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Income (Loss). The Company’s comprehensive income (loss) consists of net earnings (loss) for the period and currency translation adjustments.

(r) Revenue recognition

The Company’s revenue consists of sales of internet educational courses to end-users through the Company’s website which is recognized when services are rendered and payments are received or rights to receive consideration are obtained and collection of consideration is reasonably assured.

(s) Subsequent Events

On April 1, 2009, the Company adopted ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a material impact on the Company.

(t) Accounting Codification

On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The adoption of the FASB ASC did not have an impact on the Company’s financial statements.

(u) Recent Accounting Pronouncements

(i) Transfers of Financial Assets

In June 2009, the FASB ASC Topic 860, Transfers and Servicing. ASC Topic 860 requires additional disclosures about the transfer and derecognition of financial assets. ASC Topic 860 is effective for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a material impact on the Company.

(ii) Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC Topic 810, “Consolidation”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of ASC Topic 810 on the Company’s financial condition, results of operations and cash flows.

(iii) Fair Value Measurements and Disclosures

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. The adoption of this new standard does not have a material impact on the financial statements.

(iv) Multiple-Deliverable Revenue Arrangements

In September 2009, the FASB ratified ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASC 2009-13”).  ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25, (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables).  This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price.  This accounting guidance is effective no later than fiscal years beginning on or after June 15, 2010 but may be early adopted as of the first quarter of an entity’s fiscal year.  Entities may elect to adopt this accounting guidance either through prospective application to all revenue arrangements entered into or materially modified after the date of adoption or through a retrospective application to all revenue arrangements for all periods presented in the financial statements.  The adoption of this new standard is not expected to have a material impact on the financial statements.

(v) Certain Arrangements that Include Software Elements

In September 2009, the FASB ratified ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules.  This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements.  The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules.  As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance.  This accounting guidance is effective for all fiscal years beginning on or after June 15, 2010 with early adoption permitted.  Entities must adopt ASC 2009-14 and ASC 2009-13 in the same manner and at the same time.  The adoption of this new standard is not expected to have a material impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 4 - Acquisition of Coronus

On November 2, 2009, the Company completed the acquisition of all the issued and outstanding shares of Coronus Energy Corp. (“Coronus") through the issuance of 2,000,000 common shares of the Company, at a deemed value of $0.025 per share.

The acquisition was treated as an acquisition of assets rather than a business combination because Coronus does not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”.  The acquisition is accounted for by the acquisition method based on the fair value of the assets acquired, which is more clearly evident and more reliably measurable compared to the consideration given.

There were no liabilities assumed during the acquisition.  The fair value of the identifiable assets acquired as of the date of the acquisition was as follows:

Assets acquired
Current asset	$138
Intangible asset	21,500
21,638

Consideration payable by shares (1)	$21,638

(1) The fair value of the net assets acquired was $21,638 and was considered as the fair value of the 2,000,000 shares of common stock issued.

Note 5 - Equipment

Equipment at December 31, 2009 and March 31, 2009 was summarized as follows:

		Accumulated	Net book
December 31, 2009	Cost	depreciation	value

Office equipment	$1,311	$1,070	$241
Computer equipment	1,003	922	81
	$2,314	$1,992	$322

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value

Office equipment	$1,088	$852	$236
Computer equipment	833	747	86
	$1,921	$1,599	$322

Note 6 - Website Development Costs

The Company’s website development was substantially completed in October 2005 and the capitalized cost is amortized over 3 years. The balance of the website development costs were written off upon the acquisition of Coronus due to the change of the Company’s business direction. The website development costs were summarized as follows:

		Accumulated	Net book
December 31, 2009	Cost	amortization	value

Website development costs	$-	$-	$-

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Website development costs	$22,132	$18,389	$3,743

Note 7 - Intangible Assets

The balance of the trademark was written off on November 2, 2009 upon the acquisition of Coronus due to the change of the Company’s business direction. Intangible assets at December 31, 2009 and March 31, 2009 were summarized as follows:

		Accumulated	Net book
December 31, 2009	Cost	amortization	value

Business plan	$21,500	$-	$21,500

		Accumulated	Net book
March 31, 2009	Cost	amortization	value

Trademark	$301	$45	$256

Note 8 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded as additional paid in capital of $3,551 (2008 - $1,433) for the nine months ended December 31, 2009.

A director and shareholder of the Company waived $24,393 (2008 - $24,814) of the management fee payable for his services rendered during the nine month period ended December 31, 2009. The amount was recorded as additional paid in capital during the period ended December 31, 2009.

Note 9 - Stockholders’ Equity

(a) Common Stock

On December 5, 2001, the Company (i) issued 6,750,000 common shares for cash to the founder and sole director of the Company at $0.0002 per share; (ii) issued 75,000 common shares for service to a party related to the founder of the Company at $0.0525 per share; and (iii) issued 300,000 common shares for cash to the sole director of the Company pursuant to a private placement at $0.0525 per share. The Company recorded the 6,750,000 shares issued to the founder at fair value at $0.0525 per share and recorded a stock based compensation of $352,337.

For the fiscal year ended March 31, 2003, the Company issued (i) 235,294 units for cash at $0.055 per unit for total proceeds of $12,916; (ii) issued 500,004 common shares for cash at $0.0725 per share for total proceeds of $36,326; (iii) issued 235,294 common shares upon the exercise of warrants for cash at $0.055 per share for total proceeds of $12,916; and (iv) issued 22,222 common shares for the settlement of debt at $0.0725 per share for the total debt of $1,615. In connection with the above unit issuance, each unit consisted of one common share and one share purchase warrant with an exercise price at $0.055 per share. The Company adopted the residual approach and allocated the total proceeds to the common shares and $nil to the share purchase warrants.

For the fiscal year ended March 31, 2004, the Company (i) issued 500,006 common shares for cash at $0.0835 per share for total proceeds of $41,644; and (ii) issued 66,666 common shares for the settlement of the debt at $0.0835 for the total debt of $5,552.

For the fiscal year ended March 31, 2005, the Company (i) issued 1,200,000 units for cash at $0.039 per unit for total proceeds of $47,054; and (ii) issued 1,910,000 common shares for cash at $0.039 per share for total proceeds of $74,895. Each unit consisted of one common share and one share purchase warrant with an exercise price at $0.039 per share. The Company adopted the residual approach and allocated the total proceeds to the common stocks and $nil to the share purchase warrants.

For the fiscal year ended March 31, 2006, the Company (i) issued 300,000 common shares at $0.042 per share pursuant to the exercise of warrants for total proceeds of $12,578; and (ii) issued 395,600 common shares at $0.042 per share for the settlement of debt of $16,586.

For the fiscal year ended March 31, 2007, the Company issued 1,000,000 common shares for cash at $0.044 per share for total proceeds of $43,948.

For the fiscal year ended March 31, 2008, the Company issued 52,500 common shares at $0.0485 per share for the settlement of debt of $2,548.

On November 2, 2009, the Company issued 2,000,000 common shares for the acquisition of all the issued and outstanding shares of Coronus at a deemed value of $0.025 per share.  These shares were revalued based on the fair value of the assets acquired.

9,050,000 shares of the Company’s common stock collectively owned by Jeff Thachuk and Mark Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by the Company on a consolidated basis.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

On November 3, 2008, the Company’s board of directors approved to denominate the exercise price of outstanding stock options of 1,100,000, 150,000 and 50,000 at exercise prices of $0.065, $0.07 and $0.105 per share in U.S. dollars, respectively. The transaction is regarded as cancellation of original stock options previously granted and then granted on the same day with the same number of stock options with the same terms except the exercise prices are denominated in U.S. dollars.

The fair value of each option granted for the year ended March 31, 2009 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2009

Expected volatility	110.6% - 121.6%
Risk-free interest rate	2.39% - 3.03%
Expected life	3.2 years - 8.5 years
Dividend yield	0.00%

On August 10, 2009, 905,000 stock options were cancelled pursuant to the Share Purchase Agreement among Coronus Solar Inc., Coronus Energy Corp., Jeff Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas, and John Omielan.

On November 2, 2009, the Company issued stock options to Mark Burgert to acquire (i) 150,000 shares of common stock at an exercise price of $0.065 per share until April 22, 2015, and (ii) 200,000 shares of common stock at an exercise price of $0.065 per share until March 31, 2016.

The fair value of each option granted for the period ended December 31, 2009 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Period ended
December 31, 2009

Expected volatility	82.13%
Risk-free interest rate	2.33% - 3.00%
Expected life	5.5 years - 6.4 years
Dividend yield	0.00%

During the nine months ended December 31, 2009, the Company incurred a total of $54,605 (2008: $50,713) in stock based compensation expenses.

Changes in stock options for the period ended December 31, 2009 and the year ended March 31, 2009 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009 and 2008	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, December 31, 2009	745,000	$0.065

The Company has the following options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$ 0.065	740,000	5.90	$0.065	740,000	$0.065
0.105	5,000	2.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.87	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price

$ 0.065	1,100,000	7.13	$0.065	1,100,000	$0.065
0.070	150,000	2.81	0.070	150,000	0.070
0.105	50,000	3.11	0.105	50,000	0.105
$0.065 - $0.105	1,300,000	6.48	0.067	1,300,000	0.067

Note 10 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 11 - Related Party Transactions

During the three-month and nine-month periods ended December 31, 2009, the Company paid $nil (2008: $280) and $1,084 (2008: $1,103) in director fees to the directors of the Company respectively.

During the three-month and nine-month periods ended December 31, 2009, included in accrued salary, $8,495 (2008: $7,269) and $24,393 (2008: $24,814) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

During the nine months ended December 31, 2009, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 8), lent the Company an additional CAD $32,500 (March 31, 2009 – CAD $109,000) for working capital. The additional CAD $32,500 (March 31, 2009 - CAD $109,000) loan is unsecured, non-interest bearing and due on demand.

See Note 8.

Note 12 – Subsequent Events

On January 7, 2010, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 8), lent the Company a further CAD$10,000 for working capital. Additionally, on February 1, 2010, this person lent the Company a further CAD$5,000 for working capital. The additional CAD$15,000 loans are unsecured, non-interest bearing and due on demand.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation For The Next Twelve Months

On November 2, 2009, we completed the agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. We acquired all of the outstanding shares of Coronus in exchange for 2,000,000 shares of our common stock at a deemed value of $0.025 per share. The terms of the Agreement and the issuance of the 2,000,000 common shares were approved by our shareholders. The transaction was accounted for as the purchase of assets, and not a business combination because Coronus does not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”.

The assets acquired by us consist of a detailed business plan regarding the market for, and deployment of, utility-scale solar power systems in the State of California, as well as minimal working capital.

Under the Agreement, Jeff Thachuk, our president, transferred 2,025,000 shares of our common stock owned by him to Mark Burgert, the sole principal of Coronus. Additionally, under the Agreement, options to acquire 905,000 shares of our common stock held by various persons were cancelled.

Further, under the Agreement, Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus. Mr. Burgert continues to hold office of President in Coronus.

On November 2, 2009, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

On November 2, 2009, 9,050,000 shares of our common stock collectively owned by Messrs. Thachuk and Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis.

Our shareholders approved the change of our name from InsightfulMind Learning, Inc. to Coronus Solar Inc., and the split of our common stock on the basis of 2 new shares for each 1 old share. The effective date of the name change and stock split was November 3, 2009. The figures set forth above reflect the 2 for 1 stock split.

On completion of the Agreement, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. Accordingly, on completion of the Agreement, we ceased development and suspended operations of MathNote SAT®, the educational course we marketed over the Internet. Further, we wrote off the balance of our website development costs of $3,196 and our intangible asset of $275 (relating to the “MathNote” trademark). Our goal, however, over the course of the next three months, is to engage a business broker to assist us in the disposition of our website assets. There is no assurance we will recover any of these assets.

We are now focusing all of our efforts on the business of Coronus. Specifically, our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to commence execution on the business plan of Coronus, namely the procurement of a 20-year, “must-take” power purchase agreement with Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and the development of the corresponding solar power plant. To procure the power purchase agreement, Coronus requires 1) a site, 2) a Southern California Edison retail account at the site, 3) an engineered design of the proposed plant, 4) California Energy Commission pre-certification as a Renewables Portfolio Standard eligible facility, 5) an interconnection agreement with Southern California Edison, and 6) to commit to complete the construction of the plant and achieve initial operation within 18 months of the power purchase agreement execution date. Our initial goal is to develop a 1.5 megawatt (MW) solar power plant. To install a 1.5 MW solar power plant, we estimate the cost to be $4 million.

Results of Operations

Three Months Ended December 31, 2009 compared to December 31, 2008

We achieved no revenue ($nil) for the three months ended December 31, 2009 compared to revenue of $243 for the three months ended December 31, 2008. The decrease in revenue was the consequence of us suspending the advertisement of our online course MathNote SAT®, our sole source of revenue, due to poor search marketing campaign outcomes. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009. Further, on completion of the Agreement on November 2, 2009, we suspended the sale of the course indefinitely. In the comparative quarter, all sales were attributable to sales of the course, MathNote SAT®.

Amortization expense decreased by $800 or 95% from $845 for the three months ended December 31, 2008 to $45 for the three months ended December 31, 2009. On completion of the Agreement on November 2, 2009, we wrote off the balance of our website development costs of $3,196 and our intangible asset of $275 (relating to the “MathNote” trademark). Accordingly, our amortization expense for the three months ended December 31, 2009 corresponds solely to the depreciation of our office and computer equipment. In the comparative quarter, our amortization expense corresponded primarily to the amortization of our capitalized website development costs.

Interest on shareholder loan increased by $699 or 109% from $640 for the three months ended December 31, 2008 to $1,339 for the three months ended December 31, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

Interest and bank charges increased by $285 or 78% from $365 for the three months ended December 31, 2008 to $650 for the three months ended December 31, 2009. The principal reason for the increase was a finance charge applied against an outstanding payable as of December 31, 2009 and the use of the line of credit during the quarter.

Office and miscellaneous expense increased by $2,575 or 285% from $904 for the three months ended December 31, 2008 to $3,479 for the three months ended December 31, 2009. The reason for the increase was that we incurred $2,899 in transfer agency and filing fees during the current quarter, and incurred no such costs in the comparative quarter.

Professional fees increased by $4,818 or 42% from $11,417 for the three months ended December 31, 2008 to $16,235 for the three months ended December 31, 2009. The increase principally was the result of us incurring legal fees in relation to the reporting of the Agreement and us changing our corporate name from InsightfulMind Learning, Inc. to Coronus Solar Inc. and us splitting our common stock on the basis of 2 new shares for each 1 old share.

Advertising and promotion expense decreased by $1,686 or 98% from $1,720 for the three months ended December 31, 2008 to $34 for the three months ended December 31, 2009. The reason for the decrease was that, in the current quarter, we suspended the advertisement of our online course MathNote SAT®, due to poor search marketing campaign outcomes. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009.

Write down in website development costs was $3,196 for the three months ended December 31, 2009 compared to zero ($nil) for the three months ended December 31, 2008. On completion of the Agreement, we wrote off the balance of our website development costs of $3,196.

Write-off patent cost was $275 for the three months ended December 31, 2009 compared to zero ($nil) for the three months ended December 31, 2008. On completion of the Agreement, we wrote off the balance of our intangible asset of $275 (relating to the “MathNote” trademark).

Nine Months Ended December 31, 2009 compared to December 31, 2008

We achieved revenue of $240 for the nine months ended December 31, 2009 compared to revenue of $564 for the nine months ended December 31, 2008. The decrease in revenue of $324, or 57%, was the consequence of us scaling back on the advertisement of our online course MathNote SAT®, our sole source of revenue, in the quarter ended September 30, 2009, by scaling back on our search marketing campaigns, both in terms of the number of keywords we bid on and the bid price, resulting in comparatively fewer clicks and by extension fewer conversions. In the current quarter, we suspended the campaigns outright. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009. Further, on completion of the Agreement on November 2, 2009, we suspended the sale of the course indefinitely. In both the current and comparative periods, all sales were attributable to sales of the course, MathNote SAT®.

Amortization expense decreased by $4,310 or 79% from $5,454 for the nine months ended December 31, 2008 to $1,144 for the nine months ended December 31, 2009. The Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was almost fully amortized in the current period. Further, on completion of the Agreement on November 2, 2009, we wrote off the balance of our website development costs of $3,196 and our intangible asset of $275 (relating to the “MathNote” trademark). Accordingly, our amortization expense for the current quarter relates solely to the depreciation of our office and computer equipment.

Interest on shareholder loan increased by $2,118 or 148% from $1,433 for the nine months ended December 31, 2008 to $3,551 for the nine months ended December 31, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. Although the shareholder loan is non-interest bearing, the Company charges imputed interest of 4% per annum and records the interest as additional paid in capital.

Interest and bank charges increased by $699 or 51% from $1,372 for the nine months ended December 31, 2008 to $2,071 for the nine months ended December 31, 2009. The principal reason for the increase was a finance charge applied against an outstanding payable as of December 31, 2009 and the use of the line of credit during the period.

Office and miscellaneous expense increased by $8,093 or 381% from $2,124 for the nine months ended December 31, 2008 to $10,217 for the nine months ended December 31, 2009. The reason for the increase was that we incurred $7,973 in transfer agency and filing fees during the current period, and incurred no such costs in the comparative period.

Professional fees decreased by $18,101 or 31% from $59,188 for the nine months ended December 31, 2008 to $41,087 for the nine months ended December 31, 2009. Despite us incurring legal fees in relation to the reporting of the Agreement and us changing our corporate name from InsightfulMind Learning, Inc. to Coronus Solar Inc. and us splitting our common stock on the basis of 2 new shares for each 1 old share, the reason for the decrease was that we didn’t incur the legal costs we incurred during the nine months ended December 31, 2008, where we engaged the law office of Conrad C. Lysiak, P.S., to prepare our registration statement on Form S-1. Additionally, we didn’t incur the accounting costs we incurred during the nine months ended December 31, 2008, where we converted our financial statements, from inception, from Canadian dollar and Canadian GAAP reporting, to U.S. dollar and U.S. GAAP reporting.

Advertising and promotion expense decreased by $1,746 or 54% from $3,238 for the nine months ended December 31, 2008 to $1,492 for the nine months ended December 31, 2009. The reason for the decrease was the consequence of us scaling back on the advertisement of our online course MathNote SAT®, in the quarter ended September 30, 2009, by scaling back on our search marketing campaigns, both in terms of the number of keywords we bid on and the bid price. Further, in the current quarter, we suspended the campaigns outright. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009.

Write down in website development costs was $3,196 for the nine months ended December 31, 2009 compared to zero ($nil) for the nine months ended December 31, 2008. On completion of the Agreement, we wrote off the balance of our website development costs of $3,196.

Write-off patent cost was $275 for the nine months ended December 31, 2009 compared to zero ($nil) for the nine months ended December 31, 2008. On completion of the Agreement, we wrote off the balance of our intangible asset of $275 (relating to the “MathNote” trademark).

Debt forgiven income for the nine months ended December 31, 2009 was $729 compared to zero ($nil) debt forgiven income for the nine months ended December 31, 2008. On August 10, 2009, our course author waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Assets and Liabilities at December 31, 2009 compared to March 31, 2009

Website development costs were zero ($nil) at December 31, 2009, as compared to $3,743 at March 31, 2009. On November 2, 2009, on completion of the Agreement, we wrote off the balance of our website development costs.

Intangible asset increased by $21,244 or 8,300% from $256 at March 31, 2009 to $21,500 at December 31, 2009. The increase reflects the $21,500 intangible asset we acquired on completion of the Agreement on November 2, 2009. The intangible asset consists of a detailed business plan regarding the market for, and deployment of, utility-scale solar power systems in the State of California. At the same time, on completion of the Agreement, we wrote off the balance of our intangible asset relating to the “MathNote” trademark ($256 at March 31, 2009).

Accounts payable and accrued liabilities increased by $18,975 or 183% from $10,385 at March 31, 2009 to $29,360 at December 31, 2009. The increase was mainly due to the expenses incurred in relation to the acquisition of Coronus, including legal fees and transfer agency fees in relation to the reporting of the Agreement, as well as filing fees in relation to the name change of the Company and the forward stock split of the common stock. Furthermore, as the Company developed the financials statements of Coronus, some professional fees in relation to this were also incurred during the period.

Loan from a shareholder increased by $48,706 or 56% from $86,494 at March 31, 2009 to $135,200 at December 31, 2009. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have generated no revenues from our Coronus operations. In part, this is the result of us not devoting full time to the operations. Our officers and directors have other occupations to which they devote significant time. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

To become profitable and competitive, we have to procure power purchase agreements with Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and be able to fund development of the corresponding solar power plants. With our officers focusing on financing activities, we hope to place ourselves in a position to execute on a power purchase agreement. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to develop our operations. Equity financing could result in additional dilution to existing shareholders.

We expect to generate revenues through tariffs through the procurement of the power purchase agreements and we expect to raise additional capital through the sale of common stock in private placements. There is no assurance, however, that we will be able to procure these agreements or raise any capital through the sale of common stock.

We do not believe that possible inflation will affect our revenues.

Our auditors have issued a going concern opinion. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 15,542,586 shares of our common stock and received cash of $299,431.

We have generated no revenues from our Coronus operations. We expect to obtain capital through tariffs and through the sale of our common stock. There is no assurance we will procure power purchase agreements, develop the corresponding solar power plants, generate power and receive the tariffs. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock, and capital raised from shareholder loans are our only anticipated sources of additional capital. To install a 1.5 MW solar power plant, we estimate the cost to be $4 million.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $135,200 through December 31, 2009. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of December 31, 2009, our total current assets were $3,973 and our total current liabilities were $164,560 resulting in a working capital deficit of $160,587.

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

Revenue recognition

Prior to the completion of the Agreement, the Company’s revenue consisted of sales of Internet educational courses to end-users through the Company’s website, which was recognized when services were rendered and payments were received or rights to receive consideration were obtained and collection of consideration was reasonably assured.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of February, 2010.

CORONUS SOLAR INC.
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