Form 10-K
period 2010-03-31
Coronus Solar Inc.
filed 2010-06-28
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission file number   000-53697

CORONUS SOLAR INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

1100-1200 West 73rd Avenue
Vancouver, British Columbia
Canada   V6P 6G5
(Address of principal executive offices, including zip code.)

604-267-7078
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $1,103,723.

As of June 23, 2010, 15,542,486 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We are a development stage company. Our goal is deploy and operate utility-scale solar photovoltaic (PV) power systems (power plants) in the State of California. Our plan is to procure “must-take” power purchase agreements (PPAs) from Southern California Edison (SCE), a leading utility in California, under the State of California’s Feed-In Tariff Program for Small Generators. Under the program, SCE is obligated to buy renewable energy from renewable energy producers, and the feed-in tariff, which is regulated by the government, fixes the price, at the onset, SCE pays per unit of electricity. The term of the PPAs we intend to procure is 20 years. The program is restricted to facilities of rated generating capacity of 1.5 megawatts (MW) in size or less. We are eligible to enter into multiple PPAs, provided we deploy multiple facilities.

The Coronus Acquisition

On November 2, 2009, we completed the agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. We acquired all of the outstanding shares of Coronus in exchange for 2,000,000 shares of our common stock at a deemed value of $0.025 per share. Additionally, under the Agreement, Jeff Thachuk, our president, transferred 2,025,000 of his shares of our common stock to Mark Burgert, the sole principal of Coronus, for $1. The transfer of these common shares was treated, as a contribution by Mr. Thachuk, as part of the consideration for the acquisition. The terms of the Agreement and the issuance of the 2,000,000 common shares from treasury were approved by our shareholders. The transaction was accounted for as the purchase of assets, and not a business combination, because Coronus did not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”.

The Coronus assets acquired by us consisted of a detailed business plan regarding the market for, and deployment of, utility-scale solar power systems in the State of California, as well as minimal working capital.

Under the Agreement, options to acquire 905,000 shares of our common stock held by various persons were cancelled. Of the cancelled options, Raven Kopelman, Dave Holmes, and Ken Bogas, each a member of our board of directors, returned to us for cancellation, the options to acquire 480,000, 190,000 and 190,000 shares of our common stock, respectively.

Under the Agreement, Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus. Mr. Burgert continues to hold office of president in Coronus.

Under the Agreement, on closing (November 2, 2009), we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

Under the Agreement, on closing (November 2, 2009), 9,050,000 shares of our common stock collectively owned by Messrs. Thachuk and Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis.

Our shareholders approved the change of our name from InsightfulMind Learning, Inc. to Coronus Solar Inc., and the split of our common stock on the basis of 2 new shares for each 1 old share. The effective date of the name change and stock split was November 3, 2009. The figures set forth above reflect the 2 for 1 stock split.

On completion of the Agreement, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. Accordingly, on completion of the Agreement, we ceased development and suspended operations of MathNote SAT®, the educational course we marketed over the Internet. Further, we wrote off the balance of our website development costs of $3,245 and our intangible asset of $279 (relating to the “MathNote” trademark).

We are now focusing all of our efforts on the business of Coronus. Specifically, our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to commence execution on the business plan of Coronus, namely the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and the development of the corresponding solar power plant.

Our History and Development

Our legal name and the name under which we carry on business is Coronus Solar Inc. We were incorporated federally in Canada pursuant to the provisions of the Canada Business Corporations Act of 1985, as amended, on December 3, 2001 under the name “The Lecturenet Learning Corporation”. On August 13, 2002, our articles were amended to split or subdivide the shares of our common stock on the basis of one and one-half post-subdivision shares for every one share of common stock previously held. On August 26, 2002, our articles were further amended to change our name to “InsightfulMind Learning, Inc.” On September 24, 2002, our articles were amended again to remove restrictions on the number of shareholders that we may have and to remove the prohibition from inviting the public to subscribe for our securities. On November 3, 2009, our articles were amended again to 1) split or subdivide the shares of our common stock on the basis of two post-subdivision shares for every one share of common stock previously held, 2) remove any restrictions on the right of our shareholders to transfer shares of our common stock, and 3) change our name to “Coronus Solar Inc.” Our corporate headquarters are located in Canada, at Suite 1100 – 1200 West 73rd Avenue, Vancouver, British Columbia V6P 6G5. Our registered and records office is also in Canada at 1600 – 609 Granville Street, Vancouver, British Columbia V7Y 1C3.

We are extra provincially registered in the Province of British Columbia, Canada under the British Columbia Business Corporations Act pursuant to a Certificate of Registration dated January 24, 2002 issued by the Registrar of Companies for the Province of British Columbia.

We were originally founded to create a web-based e-learning business that offered a variety of extracurricular, educational courses over the Internet. On completion of the Coronus acquisition, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. We are now focusing all of our efforts on the business of Coronus, our wholly-owned subsidiary. Coronus is a start-up stage company, founded to deploy and operate utility-scale solar photovoltaic (PV) power systems (power plants) in the State of California. Coronus was formed as a Delaware corporation on June 23, 2009, under the name Coronus Energy Corp. (“Coronus”). Coronus’ registered office is located at 14446 North Bluff Road, White Rock, British Columbia, V4B 3C8.

Industry

With approximately $1 trillion in annual global revenues, the electric power industry is one of the world’s largest industries. Furthermore, electric power accounts for a growing share of overall energy use. According to the U.S. Department of Energy, worldwide demand for electricity is expected to nearly double from 14.3 billion MW hours in 2002 to 25.0 billion MW hours in 2025. According to International Energy Agency 2006 estimates, over 60 percent of the world’s electricity is generated from fossil fuels such as coal, natural gas and oil. These traditional energy sources face a number of challenges including rising prices, security concerns over dependence on imports from a limited number of countries, which have significant fossil fuel supplies, and growing environmental concerns over the climate change risks associated with power generation using fossil fuels. As a result of these and other challenges facing traditional energy sources, governments, businesses and consumers are increasingly supporting the development of alternative energy sources, including solar energy.

Solar power systems are renewable energy sources that rely on the sun as an energy source and do not require a fossil fuel supply. Solar power generation is virtually pollution free, capable of generating electricity without air or water emissions, noise, vibration, habitat impact or waste generation. In particular, solar power does not generate greenhouse gases that contribute to global climate change or other air pollutants, as power generation based on fossil fuel combustion does, and does not generate radioactive or other wastes as nuclear power and coal combustion do. While many of the costs of fossil fuels are well known, others (pollution related health problems, environmental degradation, the impact on national security from relying on foreign energy sources) are indirect and difficult to calculate. These are traditionally external to the pricing system, and are thus often referred to as externalities. A corrective pricing mechanism, such as a carbon tax, accounts for these externalities and leads to solar power being cheaper to the consumer than fossil fuel based energy.

Solar power provides electrical generation by means of heat engines or photovoltaics. Our business is premised on photovoltaics, which is a method for generating electric power by using solar cells to convert energy from the sun into electricity. According to SolarBuzz, a leading market research and consultancy firm, world solar photovoltaic (PV) market installations reached a record high of 7.3 gigawatts (GW) in 2009, representing growth of 20% percent over the previous year. Further, the PV industry generated $38.5 billion in global revenues in 2009, while successfully raising over $13.5 billion in equity and debt, up 8% on the prior year. Europe accounted for 77 percent of world demand in 2009. The top three countries in Europe were Germany, Italy and Czech Republic, which collectively accounted for 4.07 GW. Spanish demand in 2009 collapsed to just 4% of its prior year level. The third largest market in the world was the United States, which grew 36% to 485 MW. Japan took fourth spot, growing 109%.

On the supply side, according to SolarBuzz, world solar cell production reached a consolidated figure of 9.34 GW in 2009, up from 6.85 GW a year earlier, with thin film production accounting for 18% of that total. China and Taiwanese production continued to build share and now account for 49% of global cell production. The excess of solar cell production over market demand caused weighted crystalline silicon module price average for 2009 to crash 38% over the prior year level. This reduction in crystalline silicon prices also had the effect of eroding their percentage premium to thin film factory gate pricing.

Despite the solar photovoltaic market’s rapid growth over the past decade, it remains in its infancy. In 2008, solar power supplied less than 0.1 percent of the world’s total energy supply. The market’s growth is largely driven by government policies. Accordingly, the largest markets are located in Germany, Spain, Japan, United States, and Italy where the incentives are most favorable. Government subsidies, economic incentives and other support for solar electricity generation generally include feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans. Although public support for solar subsidies appears to remain positive, the expectation of policy makers is that as the industry develops, costs decline so that solar electricity becomes competitive with conventional electricity sources. Achieving this ‘grid parity’ opens up a much larger market opportunity.

Looking forward, SolarBuzz forecasts the industry will return to high growth in 2010 and also over the next 5 years. Even in the slowest growth scenario, SolarBuzz estimates the global market will be 2.5 times its current size by 2014. Under the Production Led scenario, the fastest growing forecast, SolarBuzz estimates annual industry revenues will approach $100 billion by 2014.

Photovoltaic Systems

Photovoltaics is a method for generating electric power by using solar cells to convert energy from the sun into electricity. Some materials, known as semiconductors, exhibit a property known as the photoelectric effect that causes them to absorb photons of light and release electrons. When these free electrons are captured, an electric current results that can be used as electricity.

Crystalline silicon-based technologies and thin-film technologies are the two primary technologies currently used in the solar power industry. Most solar PV modules in the market today are of the crystalline silicon-based type, with roughly 82 percent market share worldwide. These modules are made of the semiconductor material silicon and have a top and bottom electrical contact to move the electricity out of the solar cell. Solar modules usually consist of individual solar cells connected together, an encapsulant to protect against moisture and other environmental factors, and a sheet of glass for support. The individual solar cells do not require ongoing maintenance and have proven to last over 20 years. New and emerging thin film modules use very thin layers of semiconductor material, typically deposited on glass substrates, where the individual cells are connected through a monolithically integrated process during the deposition steps instead of assembled as individual cells. Solar PV systems are arrangements of solar PV modules connected to determine the total power output of the system. Energy is converted into direct-current, or DC, electricity when sunlight hits a solar PV module. In grid-tied applications, an inverter is used to convert the DC electricity from the solar PV system into alternating current, or AC electricity, which is interconnected directly to the electric utility grid. In addition, solar PV systems usually have mounting structures, cable cords to route the power, and circuit protection.

To calculate the manufacturing cost per watt of a solar PV module, the cost to produce a solar module is divided by the number of sellable watts produced by the solar PV module. The efficiency of the solar PV module in converting sunlight into electricity determines the number of sellable watts. Efficiency is usually a function of the semiconductor material used in the conversion layer, the device structure and the manufacturing process. Crystalline silicon modules generally have higher conversion efficiencies than thin film solar modules but use approximately 100 times more semiconductor material and are more expensive than thin film production processes. Thin film solar modules manufactured at commercial scale can have a lower manufacturing cost per watt than crystalline silicon solar modules, even though crystalline silicon solar modules have higher conversion efficiencies. Solar PV module manufacturers price and sell solar PV modules per watt of rated power. Purchasers of solar PV modules consider not only the rated power but the cost of that electricity. Solar PV modules are usually 50 percent of the cost of a total solar PV system and have a general use life of approximately 25 years. The other 50 percent of the cost consists of the mounting structures, equipment and electrical components, known as the balance of system. In calculating the cost per kilowatt hour of solar electricity, many customers also consider the time value of the capital required to purchase and install the system.

The solar PV industry uses a widely accepted set of standard procedures and conditions known as Standard Test Conditions, to measure and compare the performance of solar modules. These conditions specify a standard temperature, solar irradiance level and angle of the sun, and are used to determine the rated power and conversion efficiency of a solar module. Solar PV systems generally operate outside of Standard Test Conditions. The location and design of a PV system, time of day and year, temperature and angle of the sun impact the performance of a solar PV system, including conversion efficiency. Silicon-based PV modules demonstrated average conversion efficiencies of approximately 14 percent in 2006; whereas, thin film PV modules in commercial production demonstrated average conversion efficiencies that ranged from 6 percent to 10 percent. In terms of formal ratings, a typical thin film PV panel delivers 5.0 watts of DC current in full sun per square foot of photovoltaic surface, compared to a high-efficiency silicon-based PV panel that delivers 15.0 watts per square foot. Silicon-based PV has a higher efficiency when pointed directly at full sun, but thin film PV is able to capture sunlight more efficiently in overcast conditions and in conditions where the sun isn’t striking the collector as directly, such as early morning and late afternoon. For these reasons – thin film collectors, in terms of kilowatt-hours produced per day per “name plate” watt output – are about 20 percent more efficient than silicon PV modules. Thin film is also more efficient than silicon modules in turning DC current into usable AC power – about 10 percent more of the DC current that goes into the inverter from thin film photovoltaics turns into AC power when compared to typical silicon-based photovoltaics.

Per watt installation and annualized operating costs for a solar power plant have realized reductions over the last several years. The main driver for these reductions has been advancements in panel assembly, installation techniques, and operating systems that together have helped to reduce material and labor costs. Nonetheless, government tax incentives and other support for solar electricity generation, such as renewable portfolio standards and feed-in tariffs, continue to be key to the adoption of solar power systems. In the U.S., tax incentive programs exist at both the federal and state level and can provide investment tax credits, accelerated depreciation and property tax exemptions for operators. Government mandated renewable portfolio standards are typically regionally or state based and direct regulated power utilities to supply a portion of their total electricity in the form of renewable electricity sources. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation. Government mandated feed-in tariffs require that regulated utilities are required to pay for renewable electricity generated by end-users and delivered into the electrical power grid. The prices are set above market rates and differ based on power production or application.

Regulations and policies relating to electricity pricing and interconnection also encourage distributive generation with photovoltaic systems. Photovoltaic systems generate most of their electricity during the afternoon hours when the demand for and cost of electricity is highest. As a result, electricity generated by photovoltaic systems mainly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate, would require photovoltaic systems to achieve lower prices in order to compete with the price of electricity. In addition, interconnection policies often enable the owner of a photovoltaic system to feed solar electricity into the power grid without interconnection costs or standby fees.

Due to rapid industry-wide silicon production capacity expansion since 2008, the solar power industry is experiencing an oversupply of high-purity silicon, resulting in falling silicon prices. Increases in polysilicon production and an oversupply of solar cells and modules (panels) have resulted in substantial downward pressure on prices throughout the value chain. In June 2009, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $2.80 per watt and $2.48 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $1.76 per watt. In June 2010, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $2.14 per watt and $1.74 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $0.98 per watt. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represents roughly 50 percent of the total installed cost of the system.

California Energy Market

Size & Makeup

California is the eighth largest economy in the world, according to the State’s Legislative Analyst’s Office. To meet the needs of its growing population, California’s economy depends upon affordable, reliable, and environmentally sound supplies of electricity, natural gas, and transportation fuels. Fueled by population growth, the demand for electricity in California is increasing. At the same time, the mandate to decrease greenhouse gas emissions is ever present. According to the California Energy Commission (the “Energy Commission”), in 2007, California produced 69.5% of the electricity it uses; the rest is imported from the Pacific Northwest (8.2%) and the U.S. desert southwest (22.3%). Natural gas is the main source for electricity at 45.2% of the total system power. According to the Energy Commission, in 2005, Californians spent $31 billion for their electricity.

The Energy Commission projects per capita electricity consumption to remain relatively constant over the next decade at just above 7,500 kilowatt hours (kWh) per person. Per capita consumption has been relatively constant over the past 15 years, fluctuating between 7,200 and 7,800 kWh per person, depending on economic and annual temperature conditions. However, the Energy Commission forecasts growth in statewide annual electricity consumption over the next decade of 3% annually. Population growth is the driving force behind this growth.

Electricity Prices

The nominal price Californians pay for electricity has steadily risen over the past 30 years. According to the Energy Commission, the nominal, average retail electricity prices, charged by investor-owned utilities and municipal utilities, from 1982 to 2008, have grown 2.1% annually. The Energy Commission forecasts the nominal price of electricity will continue to rise. According to them, the weighted average price, over the next six years, calculated from the retail electricity price forecasts of three investor-owned utilities and thirteen publicly-owned utilities, will increase by 1.5% annually.

Renewables Portfolio Standard (RPS)

A renewables portfolio standard (RPS) is a regulation that requires the increased production of energy from renewable energy sources, such as wind, solar, biomass, and geothermal. The policy ensures that a minimum amount of renewable energy is included in the portfolio mix of electricity resources serving a state or country, and – by increasing the required amount over time – the RPS can put the electricity industry on a path toward increasing sustainability. RPS-type mechanisms have been adopted in Britain, Italy and Belgium, as well as in 24 U.S. states and the District of Columbia. Regulations vary from state to state, and there is no federal policy. In addition to the 24 U.S. states and the District of Columbia, five other states have nonbinding goals for adoption of renewable energy instead of an RPS. Together these 24 U.S. states and the District of Columbia account for more than half of the electricity sales in the U.S. (source: U.S. Department of Energy). Of all the state-based RPS programs in place today, no two are the same. Each has been designed taking into account state-specific policy objectives (e.g. economic growth, diversity of energy supply, environmental concerns), local resource endowment, and the capacity to expand renewable energy production.

Established in 2002 under Senate Bill 1078 and accelerated in 2006 under Senate Bill 107, California’s Renewables Portfolio Standard (RPS) is one of the most ambitious renewable energy standards in the United States. Under California’s RPS statutes, retail sellers of electricity in California are required to increase the amount of renewable energy they procure each year by at least 1 percent until 20 percent of their retail sales are served with renewable energy by December 31, 2010. On November 17, 2008, Governor Arnold Schwarzenegger signed executive order S-14-08 which mandated a RPS of 33% by 2020, which sits in addition to the 20% by 2010 order. According to the California Public Utilities Commission (CPUC), California’s three large Investor Owned Utilities (IOUs) – Pacific Gas and Electric (PG&E), Southern California Edison (SCE) and San Diego Gas and Electric (SDG&E) – collectively served 15% of their 2009 retail electricity sales with renewable power.

The California Energy Commission (the “Energy Commission”) and the California Public Utilities Commission (CPUC) work collaboratively to implement the RPS, with each agency assigned specific roles. The Energy Commission’s roles are to 1) certify eligible renewable resources that meet certain criteria and 2) design and implement a tracking and verification system to ensure that renewable energy output is counted only once for the purpose of the RPS. The CPUC’s roles are to 1) determine annual procurement targets and enforce compliance, 2) review and approve each IOU’s renewable energy procurement plan, 3) review IOU contracts for RPS-eligible energy, 4) establish the standard terms and conditions used by IOUs in their contracts for eligible renewable energy, and 5) calculate market price referents (MPRs) for non-renewable energy that serve as benchmarks for the price of renewable energy.

Procurement from a renewable facility cannot be counted towards a load serving entity’s RPS obligation unless that facility has been certified as RPS-eligible by the Energy Commission. In general, a facility is eligible if it uses an eligible renewable resource or fuel, satisfies resource-specific criteria, and is either located within the state or satisfies applicable requirements for out-of-state facilities. Solar photovoltaic (PV) is an eligible renewable resource, with no resource-specific criteria. Accordingly, because our plan is to locate our facilities within the state, our facilities will be RPS eligible. Further, in terms of delivery, according to the Energy Commission, PV facilities delivering electricity to the grid are relatively straightforward to integrate into RPS implementation because the generation can be readily measured and procured, with standard metering.

Facilities seeking certification must submit a completed application, along with any necessary supporting documentation, to the Energy Commission. Provisional or “pre-certification” as an eligible renewable resource is available for applicants whose facilities are not yet on-line. Applicants seeking pre-certification must submit all required supplemental information, to the extent that information is available. If the additional required information is not available at the time of pre-certification because of the facility’s stage of development, then the applicant must explain this in its application and identify the missing information and the date(s) when the information is expected to be available. Facilities that are pre-certified must submit a complete and updated certification application with all additional required information and be certified as RPS-eligible before any of its generation may be counted toward satisfying a retail seller’s RPS procurement requirements.

The Energy Commission expects to review and process applications for certification and pre-certification within 10 business days of their receipt. Certification remains in effect for the life of the facility.

Feed-In Tariff Program for Small Generators

A feed-in tariff is a premium rate paid to private generators, such as a PV facility, for renewable electricity fed back into the electricity grid. The government regulates the tariff rate. Under the feed-in tariff, energy companies, such as large, investor owned utilities (IOUs), are obligated to buy renewable energy from producers, and the feed-in tariff sets the price which these utilities pay per unit of electricity. By guaranteeing access to the grid and setting a favorable price per unit of power, feed-in tariffs ensure that renewable energy is a sound long-term investment – for companies, for industry, and for individuals – thereby creating a strong economic incentive for investing in renewables. Feed-in tariffs have been associated with a large growth in solar power in Spain, Germany and wind power in Denmark.

On February 14, 2008, by adopting Resolution E-4137, the CPUC made new feed-in tariffs available for the purchase of up to 480 MW of renewable generating capacity from small generating facilities throughout California. The feed-in tariffs present a simple mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations. The feed-in tariffs provide a 10, 15, or 20-year fixed-price, non-negotiable contract to participating small renewable generators, sized up to 1.5 megawatts (MW). Customers can sell renewable power under the feed-in tariff terms to Southern California Edison (SCE), Pacific Gas and Electric Company (PG&E), San Diego Gas and Electric Company (SDG&E), PacifiCorp, Sierra Pacific Power Company, Bear Valley Electric Service Division of Golden State Water Company, and Mountain Utilities. Any customer may sell to SCE or PG&E, but the feed-in tariffs are limited to water and waste water customers in the other four utilities. Accordingly, under this program, we will be confined to the territories of SCE and PG&E, the two largest investor-owned utilities in California.

To qualify for the feed-in tariffs, the electric generation facility must be an eligible renewable energy resource. All renewable generation technologies, including solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels, are eligible. The tariffs are intended for smaller installations, up to 1.5 MW in size, where the host is a retail customer of the utility, interconnected and operated in parallel with the utility’s transmission and distribution system. The tariffs must be made available until the combined statewide cumulative rated capacity of eligible generation installed in water and wastewater facilities reaches 250 MW. The Energy Commission’s expansion of the program for non-water and non-wastewater facilities includes an additional 228.447 MW of capacity, for a total of 478.447 MW in the program. Accordingly, 228.447 MW of capacity is accessible to us. The 228.447 MW of expanded capacity is allocated between SCE and PG&E, with SCE allocated 123.844 MW and PG&E allocated 104.603 MW. As of March 16, 2010, SCE had 1.1 MW of its 123.844 MW subscribed. As of April 30, 2010, PG&E had 28.5 MW of its 104.603 MW subscribed.

Interconnection may be accomplished using Energy Commission-approved Rule 21, or FERC-Small Generator Interconnection Procedures (SGIP), as long as the process follows the principles of timely review and disposition, and does not present a barrier to project completion.

Feed-In Tariff Rates

The rate sellers receive for their eligible renewable generation sold onto the grid is the market price as determined by the Energy Commission. Each year, the Energy Commission updates the Market Price Referent (MPR) for use in the 10, 15, and 20 year long-term contracts. The MPR is the basis for the tariff rate. The MPR, a per kilowatt-hour price, is the predicted annual average cost of production for a combined-cycle, natural gas fired, baseload proxy plant. Further, the tariff is time differentiated. Energy produced during utility peak hours commands a higher price, reflecting the higher cost of generation during those hours. Conversely, energy produced during off-peak hours is less valuable to the utility and the tariff varies accordingly. Using Time of Delivery (TOD) adjustment factors results in annual payments under the feed-in tariff program that better match with the MPR.

Marketing Strategy

Must-Take Contracts

Our strategy is to enter into must-take contracts (power purchase agreements) with investor-owned utilities, under the Feed-In Tariff Program for Small Generators. Our plan is to deploy 1.5 MW power plants, the maximum effective capacity of a participating facility under the current feed-in tariff program. Under the program, the large, investor owned utility is obligated by law to buy, without contract negotiations, the renewable energy we produce, at predefined rates, and under predefined terms and conditions. The feed-in tariff program exempts us from the competitive solicitation process, sheltering us from competing against large, established competitors in open tenders. Under the feed-in tariff program, we are not precluded from participating more than once. Accordingly, our plan is to enter into multiple power purchase agreements.

Southern California Edison

To calculate the actual price paid for eligible renewable power under the feed-in tariff program, the metered energy production at the point of interconnection is multiplied by the applicable Market Price Referent and then by the applicable Time of Delivery (TOD) adjustment factor. The TOD adjustment factors are different for each utility. The two utilities relevant to Coronus are Southern California Edison (SCE) and Pacific Gas and Electric (PG&E). Based on a comparative analysis, reflecting the different TOD adjustment factors, under the feed-in tariff program, we estimate SCE pays 15% more than PG&E for power generated by a solar PV plant. Accordingly, our strategy is to locate our solar PV facilities within the territory of SCE. SCE serves more than 13 million people in a 50,000 square-mile area of central, coastal and Southern California, excluding the City of Los Angeles and certain other cities. Based in Rosemead, California, the utility has been providing electric service in the region for more than 120 years. SCE’s service territory includes more than 180 cities.

SCE administers its share of the 228.447 MW feed-in tariff program for non-water and non-wastewater facilities under the name “Schedule CREST”. Service under the Schedule CREST program is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible renewable generating facilities within SCE’s service territory reaches 123.844 MW, which is SCE’s allocated share of the Energy Commission’s expansion of the feed-in tariff program for non-water and non-wastewater facilities. Under the Schedule CREST program, as of March 16, 2010, SCE had 1.1 MW of its 123.844 MW subscribed.

Our goal is to enter into the standardized, must-take, full buy/sell, Schedule CREST Power Purchase Agreements (CREST PPAs) with SCE, where SCE purchases all of our generation, net of station use. We would select a term of 20 years, as the customer may select the term. There is no regulatory approval process. The tariff and the CREST PPA were previously reviewed and approved by the California Public Utilities Commission (CPUC). Once we and SCE sign a CREST PPA, it becomes effective and legally binding. To procure the CREST PPA, we require 1) a site, 2) an SCE retail account at the site, 3) engineered designs of the proposed 1.5 MW solar plant, 4) Energy Commission pre-certification as a Renewables Portfolio Standard eligible facility, 5) an interconnection agreement with SCE, and 6) us committing to complete the construction of the plant and achieve initial operation within 18 months of the CREST PPA execution date.

To connect to SCE’s distribution system, over which the CPUC has jurisdiction, we need to complete and submit to SCE a Generating Facility Interconnection Application, which involves the submission of site plans and diagrams and a single-line drawing showing the electrical relationship and descriptions of the significant electrical components. Interconnection is subject to SCE’s Rule 21, which requires a producer to 1) obtain formal authorization to operate, 2) comply with laws, rules and tariffs, and 3) operate and maintain its facility in accordance with prudent practices.

Siting

Our strategy is to locate our solar PV facilities within the territory of SCE. Generally, we are looking at desert sites (the Mojave and Sonoran deserts), with service, where large plots of land are available and affordable. To accommodate a 1.5 MW solar PV facility, we will require a 15 acre parcel of land. We estimate a 15 acre parcel of barren, desert land, with service, will cost $25,000.

Growth

Under the feed-in tariff program, we are not precluded from participating more than once. Accordingly, our plan is to enter into multiple power purchase agreements.

Competition

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Within the renewable energy industry, we compete with other renewable energy technologies including hydro, wind, geothermal, bio-mass and tidal. Additionally, solar power competes with conventional fossil fuels. We believe solar power has certain advantages when compared to these other power generating technologies and offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems do not produce air, water and noise emissions. The current high up-front cost of solar relative to utility network power, however, is the primary market barrier for on-grid applications.

In the large scale, on-grid solar power systems market, we face direct competition from companies that develop, own and operate solar power plants or sell turnkey solar power plants to end-users, such as utilities. In the context of our business plans, and our desire to capitalize on California’s feed-in tariff program for small generators, we face direct competition from electric generation facilities that are eligible for and pursue the feed-in tariffs. To be eligible, the facility must utilize an eligible renewable generation technology, which includes solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Additionally, the facility must restrict the size of its installation to 1.5 MW. In the context of the feed-in tariff program, we intend to compete primarily on the basis of speed, arriving prior to the exhaustion of the program’s capacity, by way of allotments, and on the basis of depth of capital. Procuring sufficient funds to build our solar power plants is fundamental to our plans.

Generally speaking, the entry barriers in the solar power plant business are high. The conventional method of obtaining power purchase agreements from utilities is through the competitive solicitation process, by way of open tender. In our opinion, the competitive solicitation process is effectively open to established solar power companies only, and that these companies compete against one another primarily on price, as we assume equivalency in performance. Further, capital investment is intensive. Under the feed-in tariff program, as a consequence of the must-take contracts, the competitive solicitation process is circumvented. Capital investment, however, remains intensive, but to a lesser degree, as installations are restricted to 1.5 MW in size. Accordingly, under the feed-in tariff program, the entry barriers are low, but for the capital investment. Competing on the basis of speed, arriving prior to the exhaustion of the program’s capacity, is fundamental to our plans.

Many of our competitors are larger, have greater financial resources, longer operating histories, and greater brand name recognition, than we do. In addition, many of our competitors may have well-established relationships with key utilities. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may be unable to gain market share.

Physical Plant

Design and Deployment

We intend to outsource our solar PV plant design and deployment. Silicon-based and thin film PV cell and module manufacturers are either fully integrated, offering plant design and deployment options, or work closely with businesses that sell integrated services related to the development of commercial solar projects, as part of a system solution delivery, such as system design, engineering, procurement of permits and balance of system components, construction management, monitoring and maintenance. In our purchasing decisions, in respect of PV cells and modules, we will consider price per converted, alternating current, watt and reliability. Production capacity considerations may also play a role if we deploy multiple plants.

The PV system design, integration and installation industry is in its early stages of development and is highly fragmented, consisting of many small privately-held companies with limited operating histories and information available to us.

According to Canadian Solar, a China-based PV module manufacturer, banks are becoming more selective about the equipment they will finance in solar projects. In addition to quality considerations, they are evaluating solar manufacturers for their financial strength and sustainability in order to assess the likelihood that the manufacturer will be in a position to honor a 25-year product warranty. Typically, PV module manufacturers provide a limited warranty against defects in materials and workmanship under normal use and service conditions for five years following delivery. They generally also warrant that solar modules installed in accordance with agreed-upon specifications will produce at least 90 percent of their power output rating during the first 10 years following their installation and at least 80 percent of their power output rating during the following 15 years. In resolving claims under both the defects and power output warranties, the suppliers generally have the option of either repairing or replacing the covered solar module or, under the power output warranty, providing additional solar modules to remedy the power shortfall. We will consider PV module reliability, and related longevity, in our purchasing decisions.

We intend to maintain property insurance policies to cover our PV systems against losses due to fire, floods and other natural disasters.

Financial Analysis

Installed, we estimate a 1.5 MW solar PV system will cost $5 million, which includes the cost of land, and over the course of 20 years, we estimate the system would generate $7.9 million in tariffs. This estimate includes an allowance for revenue erosion, as a consequence of equipment degradation, equal to 1% per year. Ground-mounted, fixed-tilt systems, such as those we intend to deploy, contain no moving parts, and as a consequence, maintenance and operating costs are kept to a minimum. Over the course of 20 years, adjusted for inflation, at a compounded annual inflation rate of 2.79%, we forecast the expenses for a 1.5 MW system, comprised of maintenance and operating costs, general administration and insurance, to be $1.01 million.

Employees & Consultants

On completion of the acquisition of Coronus, Jeff Thachuk, our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors, was appointed as a director and the chairman, chief executive officer, chief financial officer, secretary and treasurer of Coronus, with Mark Burgert, the founder of Coronus, continuing to hold office of president in Coronus. On completion of the acquisition, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

We are developing our solar business through Coronus, as a wholly-owned subsidiary. As of the date of this annual report, we have two persons actively engaged in the business of Coronus: Mr. Thachuk and Mr. Burgert. Mr. Thachuk is jointly responsible for business development, strategy, direction, and operations, as well as solely responsible for administration. Mr. Burgert is jointly responsible for business development, strategy, direction, and operations. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia. Both Mr. Thachuk and Mr. Burgert devote 20 hours per week towards the management of Coronus. Both Mr. Thachuk and Mr. Burgert serve “at will”, which means that they are neither covered by employment agreements nor by collective bargaining agreements. We believe that our relations with Mr. Thachuk and Mr. Burgert are good.

Offices

Our executive office is located at Suite 1100 – 1200 West 73rd Avenue, Vancouver, British Columbia, Canada V6P 6G5. We lease our office, month-to-month. We pay CAD $350 per month for the office, which includes the services of a shared receptionist, and a further CAD $55 per month for Internet and CAD $60 for a dedicated phone. On top of this, we are billed for photocopies, long distance phone/fax, and postage for outgoing mail, if and when we use these services.

ITEM 1A.        RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item; however, we provide these risk factors related to the Coronus business for the benefit of the reader.

Risks Related to Our Business

We need to raise significant capital in order to grow our business and fund our operations, as planned, which may not be available on acceptable terms or at all.

Our currently available capital resources and cash flows from operations are insufficient to meet our working capital and capital expenditure requirements. We need to raise significant capital to fund our plans, which includes the acquisition of private lands, and the funding of the design and deployment of solar power plants. Further, we will need operating capital until our solar power plants are online. Our cash requirements will depend on numerous factors, including, but not limited to, whether we’re able to procure the feed-in tariff power purchase agreements, and if so, whether we enter into multiple agreements, the size of the solar PV systems underlying the agreements, the costs of the private lands, and the needs of our general working capital. If adequate capital does not become available when needed on acceptable terms, or at all, our ability to fund our operations, and implement our plans will be hampered, resulting in our business, operating results, and/or financial condition being materially adversely affected.

Our ability to raise capital is hampered by adverse changes in general economic market conditions.

The U.S. economy is currently undergoing turmoil, amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending, and continuing economic uncertainties. This turmoil and the uncertainty about future economic conditions could negatively impact our ability to obtain debt or equity financing of our operations. The cost and availability of credit has been and may continue to be adversely affected as concerns about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. If these market and economic conditions continue, they may limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. We cannot predict the timing, strength or duration of this global economic downturn.

Our ability to obtain market share and revenues depends on our ability to successfully procure power purchase agreements from investor-owned utilities.

Our plan is to procure power purchase agreements from investor-owned utilities under California’s feed-in tariff program for small generators. Although the feed-in tariffs present a mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations, the utility stipulates, as a special condition, that the facility be strategically located and interconnected to the electric transmission system in a manner that optimizes the deliverability of electricity generated at the facility to load centers. Although we believe we will be able to acquire acceptable parcels of barren desert land, with service, and thus satisfy the special condition, there is no assurance we will achieve this. Failure to do so will result in our inability to procure the power purchase agreements, which would materially and adversely affect our business, operating results, and/or financial condition.

We face competition from other companies applying for the feed-in tariffs under California’s feed-in tariff program for small generators.

Under the feed-in tariff program for small generators, only 228.447 MW of total rated generating capacity is allocated for non-water and non-wastewater facilities. Although the individual allotments are restricted to facilities of 1.5 MW in size or smaller, eligible facilities extend beyond solar PV and include all competing renewable generation technologies, such as wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Service under the program is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible facilities reaches 228.447 MW. If we fail to compete effectively, by not acting quickly enough, we may miss the allotments. If we fail to obtain service under the program, we may be unable to increase our market share and revenues, which would materially and adversely affect our business, operating results, and/or financial condition.

We will be dependent upon suppliers for our solar PV systems and on installers for systems installation.

We intend to obtain our solar PV cells and modules from one supplier. Further, we intend to outsource our solar PV system design and deployment, which includes, but is not limited to, system design, engineering, procurement of permits and balance of system components, construction management, and advice on monitoring and maintenance. Delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or otherwise, would adversely affect or limit the implementation of our plans, which would materially and adversely affect our business, operating results, and/or financial condition. If our single-source supplier were to fail to supply our PV cell and module needs on a timely basis or cease providing us them at all, we would be required to locate and contract with a substitute supplier. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

We have no operating history and expect to incur losses into the future.

As a start-up, we have no operating history upon which an evaluation of our future success or failure can be made. To achieve and maintain profitability and positive cash flow we are dependent upon our ability to generate revenues and our ability to generate a profit. If we are unable to raise sufficient capital to fund our plans and/or unable to procure power purchase agreements under California’s feed-in tariff program for small generators, we may have to suspend or cease operations.

The success of our business depends on the continuing contributions of Mark Burgert and Jeff Thachuk.

We rely heavily on the services of Mark Burgert and Jeff Thachuk. Loss of the services of Mr. Burgert and/or Mr. Thachuk would adversely impact our operations. We do not carry key person life insurance on any of our senior management or other key personnel.

Risks Relating to Our Industry

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of our solar power systems, which have a material adverse affect on our business and results of operations.

Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. To comply, our goal is to work with suppliers who are up-to-date on these requirements on a national, state, and local level, and who design systems that agree to these standards. Certain cities may have ordinances that prevent or increase the cost of installation of solar power systems. In addition, new government regulations or utility policies pertaining to solar power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant adverse impact on our operations.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity applications could impede or frustrate the implementation of our plans, materially and adversely affecting our business, financial condition and results of operations.

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, Greece, Portugal, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of photovoltaic products. Many of these government incentives expire, phase out over time or require renewal by the applicable authority.

Electric utility companies or generators of electricity from fossil fuels or other renewable energy sources could also lobby for a change in the relevant legislation in their markets to protect their revenue streams.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 13, 2009, the Company held its Annual General Meeting.  With the consent of the Meeting, Jeff Thachuk acted as Chairman of the Meeting and Lyndsay Schooley acted as Recording Secretary and Scrutineer of the Meeting.  The Scrutineer reported that there was one registered shareholder present in person, and twelve (12) shareholders were represented by proxy, representing 89% of the issued and outstanding common shares of the Company.  Upon motions duly made, seconded and carried, it was resolved that:

    1. The number of directors of the Company be fixed at four (4), and that Jefferson Thachuk, Raven Kopelman, Kenneth Bogas, and David Holmes be duly elected directors of the Company to hold office until the next annual general election of directors or until their successors be elected or appointed subject to the provisions of the Company's Memorandum and Articles.

    2. The firm of Chang Lee LLP, Chartered Accountants, be appointed auditors of the Company for the ensuing year at a remuneration to be fixed by the directors.

    3. The Company enter into the Share Purchase Agreement between Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan; and issue 2,000,000 common shares of the Company to Mark Burgert at a deemed price of US$0.025 per share in consideration of the Company acquiring the Coronus Share pursuant to the terms of the Share Purchase Agreement.

    4. The Company split all of the issued and outstanding common shares of the Company on the basis of two (2) new post-split common shares for every one (1) pre-split common share.

    5. The provisions of Item 4 of the Articles of Incorporation of the Company dated December 3, 2001 be altered to remove any restrictions on the right of shareholders to transfer shares of the Company.

    6. The name of the Company be changed from “Insightfulmind Learning, Inc.” to “Coronus Solar Inc.” and that the provisions of Item 1 of the Articles of Incorporation of the Company dated December 3, 2001, and as amended dated August 26, 2002, be altered to reflect the name change.

    7. The number of common shares available for issuance under the Company’s rolling stock option plan be and is 10% of the issued and outstanding common shares of the Company.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) on May 6, 2009 under the symbol “IMNDF.”  On October 13, 2010, our shareholders approved the change of our name from InsightfulMind Learning, Inc. to Coronus Solar Inc. and the split of our common stock on the basis of 2 new shares for each 1 old share.  In respect of the Bulletin Board, the name change and the 2 for 1 forward split took effect at the open of business, January 15, 2010.  On this date, FINRA issued us the new symbol “CRNSF”.  The figures set forth below reflect the 2 for 1 stock split.

There are 745,000 stock options outstanding that entitle the holders to purchase 745,000 shares of our common stock.

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 1/1/10 to 3/31/10	$0.10	$0.05
Third Quarter: 10/1/09 to 12/31/09	$0.05	$0.05
Second Quarter: 7/1/09 to 9/30/09	$0.05	$0.05
First Quarter: 4/1/09 to 6/30/09	$0.05	$0.05

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 1/1/09 to 3/31/09	$0	$0
Third Quarter: 10/1/08 to 12/31/08	$0	$0
Second Quarter: 7/1/08 to 9/30/08	$0	$0
First Quarter: 4/1/08 to 6/30/08	$0	$0

Holders

On June 23, 2010, we had 43 shareholders of record of our common stock.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.          SELECTED FINANCIAL DATA.

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

On completion of the Agreement, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. Accordingly, on completion of the Agreement, we ceased development and suspended operations of MathNote SAT®, the educational course we marketed over the Internet. Further, we wrote off the balance of our website development costs of $3,245 and our intangible asset of $279 (relating to the “MathNote” trademark).

We are now focusing all of our efforts on the business of Coronus. Specifically, our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to commence execution on the business plan of Coronus, namely the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and the development of the corresponding solar power plants.

Results of Operations

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

1.	Revenue and Operating Expenses

We achieved revenue of $249 for the year ended March 31, 2010 compared to $675 for the year ended March 31, 2009. The decrease in revenue of $426, or 63%, was the consequence of us scaling back on the advertisement of our online course MathNote SAT®, our sole source of revenue, in the quarter ended September 30, 2009, by scaling back on our search marketing campaigns, both in terms of the number of keywords we bid on and the bid price, resulting in comparatively fewer clicks and by extension fewer conversions. In the quarter ended

December 31, 2010, we suspended the campaigns outright. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009. Further, on completion of the Agreement on November 2, 2009, we suspended the sale of the course indefinitely. In both the current and comparative fiscal year, all sales were attributable to sales of the course, MathNote SAT®.

Amortization expense decreased by $1,654 or 28% from $5,823 for the year ended March 31, 2009 to $4,169 for the year ended March 31, 2010. The Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. On completion of the Agreement on November 2, 2009, we wrote off the balance of our website development costs of $3,245 and our intangible asset of $279 (relating to the “MathNote” trademark). However, on completion of the Agreement on November 2, 2009, we acquired a business plan, the fair value of which was deemed to be $21,500. The business plan is amortized over its useful life of three years.

Interest on shareholder loan increased by $2,769 or 124% from $2,228 for the year ended March 31, 2009 to $4,997 for the year ended March 31, 2010. The reason for the increase was the result of further loans made to the Company by a shareholder, a director of the Company, over the course of the year, and the corresponding interest imputed thereon.

Interest and bank charges increased by $565 or 29% from $1,932 for the year ended March 31, 2009 to $2,497 for the year ended March 31, 2010. The principal reason for the increase was the use of the line of credit during the current fiscal year.

Office and miscellaneous increased by $8,807 or 201% from $4,389 for the year ended March 31, 2009 to $13,196 for the year ended March 31, 2010. The reason for the increase was that we incurred $9,014 in transfer agency and filing fees during the current fiscal year, and incurred no such costs in the comparative fiscal year.

Stock based compensation expense decreased by $29,036 or 53% from $55,180 for the year ended March 31, 2009 to $26,144 for the year ended March 31, 2010. The reason for the decrease was that in fiscal 2010, the Company issued fully vested stock options to acquire 350,000 shares of common stock at an exercise price of $0.065 per share; whereas in fiscal 2009, the Company’s board of directors approved to denominate the exercise price of all outstanding stock options (fully vested options to acquire a total of 1.3 million shares) in U.S. dollars, as compared to the existing denomination in Canadian dollars. To account for the redenomination, the transaction was regarded as the cancellation of the original stock options and the granting on the same day of the same number of stock options with the same terms except the exercise prices were denominated in U.S. dollars.

Advertising and promotion expense decreased by $3,109 or 67% from $4,623 for the year ended March 31, 2009 to $1,514 for the year ended March 31, 2010. The reason for the decrease was the consequence of us scaling back on the advertisement of our online course MathNote SAT®, in the quarter ended September 30, 2009, by scaling back on our search marketing campaigns, both in terms of the number of keywords we bid on and the bid price. Further, in the quarter ended December 31, 2009, we suspended the campaigns outright. We ceased our Yahoo Search Marketing campaign on October 2, 2009 and our Google Search Marketing campaign on October 20, 2009.

Write down in website development costs was $3,245 for the year ended March 31, 2010 compared to zero ($nil) for the year ended March 31, 2009. On completion of the Agreement, we wrote off the balance of our website development costs of $3,245.

Write-off patent cost was $279 for the year ended March 31, 2010 compared to zero ($nil) for the year ended March 31, 2009. On completion of the Agreement, we wrote off the balance of our intangible asset of $279 (relating to the “MathNote” trademark).

Debt forgiven income for the year ended March 31, 2010 was $5,225 compared to zero ($nil) debt forgiven income for the year ended March 31, 2009. On August 10, 2009, the course author we used previously waived a non-interest bearing, outstanding invoice, dated March 15, 2008, in the amount of $757 and at year end March 31, 2010, a financial consultant we used previously waived an outstanding invoice, plus interest, in the amount of $4,468.

2.	Assets and Liabilities

Website development costs were zero ($nil) at March 31, 2010, as compared to $3,743 at March 31, 2009. On November 2, 2009, on completion of the Agreement, we wrote off the balance of our website development costs.

Intangible asset increased by $18,258 or 7,130% from $256 at March 31, 2009 to $18,514 at March 31, 2010. The increase reflects the $21,500 intangible asset we acquired on completion of the Agreement on November 2, 2009. The intangible asset consisted of a detailed business plan regarding the market for, and deployment of, utility-scale solar power systems in the State of California. At the same time, on completion of the Agreement, we wrote off the balance of our intangible asset relating to the “MathNote” trademark ($256 at March 31, 2009).

Accounts payable and accrued liabilities increased by $33,959 or 327% from $10,385 at March 31, 2009 to $44,344 at March 31, 2010. The increase was mainly due to legal fees billed in the fourth quarter in relation to the drafting and reporting of the Agreement.

Loan from a shareholder increased by $67,602 or 78% from $86,494 at March 31, 2009 to $154,096 at March 31, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

1.	Revenue and Operating Expenses

We achieved revenue of $675 for the year ended March 31, 2009 compared to $137 for the year ended March 31, 2008. The $675 in revenue was attributable to sales of our now discontinued course, MathNote SAT®, which we launched on May 7, 2008. The $137 in revenue was attributable to sales of our two original courses, MathNote Math League and MathNote AMC 12, prior to us discontinuing them on July 1, 2007, due to lack of demand.

Office and miscellaneous increased by $2,579 or 142% from $1,810 for the year ended March 31, 2008 to $4,389 for the year ended March 31, 2009. The increase was mainly due to the director fees of $1,419 incurred during fiscal year 2009 and the increase in the expenses relating to shareholder information on mailing and printing and transfer agency fees.

Interest on shareholder loan increased by $1,102 or 98% from $1,126 for the year ended March 31, 2008 to $2,228 for the year ended March 31, 2009. The reason for the increase was the result of further loans made to the Company by a shareholder, a director of the Company, over the course of fiscal year 2009, and the corresponding interest imputed thereon.

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

Advertising and promotion expense increased by $4,378 or 1,787% from $245 for the year ended March 31, 2008 to $4,623 for the year ended March 31, 2009. The reason for the increase was, with the launch of our MathNote SAT® course on May 7, 2008, we commenced and continued with two search marketing campaigns, one with Google, which we commenced on May 8, 2008, and the other with Yahoo, which we commenced on June 12, 2008. For the year ended March 31, 2008, our advertising and promotional expense was considerably less, as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, on July 1, 2007, due to lack of demand. Additionally, with our two original courses, we undertook only one search marketing campaign, with Google, and the click-through response was roughly one-tenth of that of the two MathNote SAT® campaigns.

For the year ended March 31, 2008, the reason for the $14,145 write down in website development costs, as compared to no write down for the year ended March 31, 2009, was that as we discontinued the sale of our two original courses, MathNote Math League and MathNote AMC 12, during the year ended March 31, 2008, we wrote off the related remaining unamortized costs of $14,145 at year end.

2.           Assets and Liabilities

Cash and cash equivalents were $6,883 at March 31, 2009 as compared to bank indebtedness of $26 at March 31, 2008. The reason for the increase was the result of further loans made to the Company by a shareholder.

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

To become profitable and competitive, we need to procure power purchase agreements from Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and be able to fund development of the corresponding solar power plants. With our officers focusing on financing activities, we hope to place ourselves in a position to execute on one or more power purchase agreements. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to develop our operations. Equity financing could result in additional dilution to existing shareholders.

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

We have generated no revenues from our Coronus operations. We expect to obtain capital through tariffs and through the sale of our common stock. There is no assurance we will procure power purchase agreements, develop the corresponding solar power plants, generate power and receive the tariffs. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from shareholder loans are our only anticipated sources of additional capital. To develop a 1.5 MW solar power plant, we estimate the cost to be $5 million.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $154,096 through March 31, 2010. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of March 31, 2010, our total current assets were $3,430 and our total current liabilities were $198,440 resulting in a working capital deficit of $195,010.

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

Impairment of long lived assets

Long-lived assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value has become impaired, in accordance with the guidance established in Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant and Equipment - Overall. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Income taxes

The Company accounts for income taxes under the provisions of ASC 740, Accounting for Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CORONUS SOLAR INC.

Chang Lee LLP
Chartered Accountants
505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CORONUS SOLAR INC.
(A development stage company)

We have audited the consolidated balance sheets of Coronus Solar Inc. (“the Company”) (a development stage company) as at March 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception December 3, 2001 (inception) to March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on December 3, 2001 to March 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada	CHANG LEE LLP
June 23, 2010	Chartered Accountants

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31,	March 31,
	2010	2009

ASSETS
CURRENT
Cash and cash equivalents	$1,294	$6,883
Goods and services tax receivable	1,498	3,111
Prepaid Expenses and deposit	638	1,706

TOTAL CURRENT ASSETS	3,430	11,700

EQUIPMENT (Note 5)	309	322

WEBSITE DEVELOPMENT COSTS (Note 6)	-	3,743

INTANGIBLE ASSET (Note 7)	18,514	256

TOTAL ASSETS	$22,253	$16,021

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$44,344	$10,385
Loan from a shareholder (Note 8)	154,096	86,494

TOTAL CURRENT LIABILITIES	198,440	96,879

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 9)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 (March 31, 2009: 13,542,586) common shares	692,751	681,999

ADDITIONAL PAID IN CAPITAL	329,122	254,080

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(23,237)	2,706

DEFICIT, accumulated during the development stage	(1,174,823)	(1,019,643)

TOTAL STOCKHOLDERS' (DEFICIENCY)	(176,187)	(80,858)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	$22,253	$16,021

CONTINGENT LIABILITIES (Note 10)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2010	2009	March 31, 2010

REVENUE	$249	$675	$1,751

EXPENSES
Amortization	4,169	5,823	38,690
Consulting fee	-	-	20,928
Interest on shareholder loan	4,997	2,228	9,979
Interest and bank charges	2,497	1,932	10,620
Office and miscellaneous	13,196	4,389	29,930
Professional fees	70,105	64,861	193,864
Repairs and maintenance	-	-	869
Salaries and wages	33,156	33,292	347,193
Stock based compensation	26,144	55,180	492,309
Telephone and utilities	1,369	1,224	10,857
Advertising and promotion	1,514	4,623	8,922
Write down in website development costs	3,245	-	17,390
Write-off trademark cost	279	-	279

	160,671	173,552	1,181,830

OTHER INCOME
Interest income	17	14	31
Debt forgiven	5,225	-	5,225

	5,242	14	5,256

NET LOSS FOR THE PERIOD	(155,180)	(172,863)	(1,174,823)

CURRENCY TRANSLATION ADJUSTMENT	(25,783)	10,232	(23,077)

COMPREHENSIVE LOSS FOR THE PERIOD	$(180,963)	$(162,631)	$(1,197,900)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	14,359,024	13,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(9)	(9)
(Loss) for the period	-	-	-	(376,277)	-	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	197	197
(Loss) for the year	-	-	-	(67,360)	-	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(265)	(265)
(Loss) for the year	-	-	-	(63,056)	-	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(506,693)	(77)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Balance, March 31, 2005	11,794,486	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(25,943)	(25,943)
(Loss) for the period	-	-	-	(155,180)	-	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(1,174,823)	$(23,237)	$(176,187)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2010	2009	March 31, 2010

OPERATING ACTIVITIES
Net (loss) for the period	$(155,180)	$(172,863)	$(1,174,823)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	4,169	5,823	38,690
Foreign exchange gain/loss	266	27	(23,430)
Forgiveness of debt	38,240	31,932	175,484
Imputed interests	4,997	2,228	9,979
Share issued for services / debts	-	-	26,301
Stock based compensation	26,144	55,180	492,309
Write down of website development costs	3,245	-	17,390
Write-off trademark cost	279	-	279
Changes in non-cash working capital:
Goods and service tax receivable	2,200	1,617	(301)
Prepaid expenses	1,371	4,977	13,725
Accounts payables and accrued liabilities	24,831	7,863	34,208

NET CASH USED IN OPERATING ACTIVITIES	(49,438)	(63,216)	(390,189)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	43,562	70,960	138,960

NET CASH FROM FINANCING ACTIVITIES	43,562	70,960	438,391

EFFECT OF EXCHANGE RATE ON CASH	287	(835)	(275)

NET INCREASE (DECREASE) IN CASH	(5,589)	6,909	1,294

CASH AND CASH EQUIVALENTS
(BANK INDEBTEDNESS) - Beginning of Period	6,883	(26)	-

CASH AND CASH EQUIVALENTS - End of Period	$1,294	$6,883	$1,294

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$419	$-	$646
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of	$21,638	$-	$21,638
Coronus Energy Corp.
Establishment of intangible asset through acquisition	$21,500	$-	$21,500
of Coronus Energy Corp.

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

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

On November 2, 2009, the Company completed an agreement (the “Share Purchase Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. Under the Share Purchase Agreement, the Company acquired all of the outstanding shares of Coronus in exchange for 2,000,000 (post stock forward split) common shares of the Company, at a deemed value of $0.025 per share.

Under the Share Purchase Agreement, 2,025,000 (post stock forward split) common shares of the Company held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus, for $1, on August 19, 2009 and an aggregate of 905,000 (post stock forward split) stock options of the Company held by various persons were cancelled on August 10, 2009. Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus, with Mr. Burgert continuing to hold the office of President of Coronus.

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

On November 3, 2009, the Company carried out a 2 for 1 forward stock split of the Company’s issued and outstanding shares of common stock.  These consolidated financial statements of the Company have been restated to reflect the 2 for 1 stock forward split.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 2 – Basis of Presentation – Going Concern Uncertainties - Continued

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

Information on the Company’s working capital and deficit is:

	March 31,
	2010	2009
Working capital (deficit)	$(195,010)	$(85,179)
Deficit	1,174,823	1,019,643

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

(c) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.  Areas requiring significant management estimates relate to determination of useful life of long-lived assets and intangible assets, fair value of stock-based compensation, and valuation allowance for future income tax assets.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(d) Foreign currency translation and transactions

Coronus Solar Inc.’s functional currency is Canadian dollars and Coronus Energy Corp.’s functional currency is US dollars. Transactions in other currencies are recorded in Canadian and US dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into Canadian and US dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

The Company has chosen U.S. dollars as its reporting currency. Coronus Solar Inc.’s assets and liabilities are translated into the reporting U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Accumulated translation adjustments are reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity (deficiency).

(e) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at March 31, 2010 and 2009, there were no cash equivalents.

(f) Equipment

Equipment is recorded at cost less accumulated amortization. Equipment is amortized over estimated useful lives using the following rates and methods:

Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method
Computer software	100%	declining balance method

Amortization is provided at one half of the stated rates in the year of acquisition.

(g) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At March 31, 2010, the Company had $nil (2009 - $nil) in a bank beyond insured limits.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(h) Website development costs

Website development costs were for the development of the Company's corporate website and web-based courses. These costs were capitalized when acquired or developed, and installed, and were amortized over their estimated useful life of three years on a straight line basis. The Company accounted for these costs in accordance with Accounting Standards Codification ("ASC") Topic 350-50, Intangibles - Goodwill and Other - Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled to $1,081 (2009: $5,681) for the year ended March 31, 2010.

The Company’s website development was substantially completed in 2005 and was enhanced in 2008. The capitalized cost was amortized over 3 years. The balance of the website development costs were written off upon the acquisition of Coronus due to the change of the Company’s business direction.

(i) Intangible assets

Intangible assets are recorded at cost and are amortized on a straight-line basis over the period of their useful life.

On January 8, 2008, the Company obtained the registered trademark “MathNote” from the United States Patent and Trademark Office. The trademark was recorded at cost less accumulated amortization and was amortized over its estimated useful life of 10 years. The balance of the trademark was written off on November 2, 2009 upon the acquisition of Coronus due to the change of the Company’s business direction.

On November 2, 2009, the Company, through the acquisition of Coronus, obtained a business plan to deploy and operate utility-scale solar power systems in the State of California, U.S.A.  The business plan was recorded at fair value on the acquisition date and was amortized over its estimated useful life of 3 years.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

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

(l) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2010 was $1,514 (2009: $4,623).

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

(n) Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options as disclosed in note 9 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(n) Loss per share - Continued

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(p) Fair value of financial instruments – Continued

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•   Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC Topic 820-10 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrued liabilities, and loan from a shareholder approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2010 and 2009.

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

ASC Topic 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this pronouncement does not have a material impact on the Company’s financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(p) Fair value of financial instruments – Continued

On October 1, 2009, the Company adopted the FASB Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The adoption of this new standard does not have a material impact on the financial statements.

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

(r) Revenue recognition

Before the acquisition of Coronus on November 2, 2009, the Company’s revenue consisted of sales of internet educational courses to end-users through the Company’s website which was recognized when services were rendered and payments were received or rights to receive consideration were obtained and collection of consideration was reasonably assured.

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

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Topic 855—Subsequent Events to clarify certain recognition and disclosure requirements. The amendments in this update remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The topic now includes the definition of SEC filer but removed the definitions of public entity.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(s) Subsequent Events - Continued

All of the amendments in this update are effective upon the issuance of the final update. The adoption of FASB Accounting Standards Update No. 2010-09 did not have an effect on our consolidated financial statements.

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

(iii) Multiple-Deliverable Revenue Arrangements

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(iii) Multiple-Deliverable Revenue Arrangements - Continued

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

(iv) Certain Arrangements that Include Software Elements

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

(v) Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(v) Improving Disclosures About Fair Value Measurements - Continued

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.”  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).  This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs.

The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements.  Those disclosure requirements are effective for fiscal years ending after December 31, 2010.  The Company is still assessing the impact of this guidance and do not believe the adoption of this guidance will have a material impact on our financial statements.

(vi) Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity's first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity's first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial position, results of operations, or cash flows.

(vii) Compensation - stock compensation

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 4 - Acquisition of Coronus

On November 2, 2009, the Company completed the acquisition of all the issued and outstanding shares of Coronus Energy Corp. (“Coronus") through the issuance of 2,000,000 common shares of the Company, at a deemed value of $0.025 per share.  Under the Share Purchase Agreement, 2,025,000 common shares of Coronus Solar Inc. held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus, for $1.  The transfer of these common shares was treated, as a contribution by Mr. Jeff Thachuk, as part of the consideration for the acquisition. Accordingly, the value of the transferred shares has been included in the additional paid in capital of the Company and a total of 4,025,000 common shares was determined as the consideration for the acquisition.

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

(1)
The fair value of the net assets acquired was $21,638 and was considered the fair value of the aggregate of the 2,000,000 shares of common stock issued and 2,025,000 shares of common stock transferred by Mr. Jeff Thachuk to Mr. Mark Burgert.

Note 5 - Equipment

Equipment at March 31, 2010 and 2009 was summarized as follows:

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value
Office equipment	$1,351	$1,117	$234
Computer equipment	1,034	959	75
	$2,385	$2,076	$309

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 5 – Equipment - Continued

		Accumulated	Net book
March 31, 2009	Cost	depreciation	value
Office equipment	$1,088	$852	$236
Computer equipment	833	747	86
	$1,921	$1,599	$322

Note 6 - Website Development Costs

The website development costs were summarized as follows:

		Accumulated		Net book
March 31, 2010	Cost	amortization	Write-off	value
Website development costs	$22,132	$18,887	$3,245	$-

		Accumulated	Net book
March 31, 2009	Cost	amortization	value
Website development costs	$22,132	$18,389	$3,743

Note 7 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at March 31, 2010 and 2009 were summarized as follows:

		Accumulated			Net book
March 31, 2010	Cost	amortization		Write-off	value
Trademark	$374	$95		$279	$-
Business plan	21,500	2,986		-	18,514
	$21,500	$2,986	$		$18,514

		Accumulated	Net book
March 31, 2009	Cost	amortization	value
Trademark	$301	$45	$256

Note 8 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured, non-interest bearing and due on demand. The Company charged imputed interest of 4% per annum and recorded it as additional paid in capital of $4,997 (2009 - $2,228) for the year ended March 31, 2010.  See Note 13 for subsequent changes.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

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

On November 2, 2009, the Company issued 2,000,000 common shares in connection with the acquisition of all the issued and outstanding shares of Coronus at a deemed value of $0.025 per share.  These shares were recorded, proportionately with the shares transferred by Mr. Jeff Thachuk to Mr. Mark Burgert, based on the fair value of the assets acquired.  See Note 4.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 9 - Stockholders’ Equity – Continued

(a) Common Stock - Continued

As at March 31, 2010, 8,550,000 shares were restricted shares.

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

The fair value of each option granted for the year ended March 31, 2010 has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2010
Expected volatility	104.05%
Risk-free interest rate	2.33% - 3.00%
Expected life	5.5 years - 6.4 years
Dividend yield	0.00%

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 9 - Stockholders’ Equity – Continued

(b) Stock Options - Continued

The estimated fair value of the options granted during the year ended March 31, 2010 was $0.076 per share and the Company recorded a total of $26,144 (2009: $55,180) in stock based compensation expenses.

Changes in stock options for the years ended March 31, 2010 and 2009 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price
Balance, March 31, 2009 and 2008	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, March 31, 2010	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price
$0.065	740,000	5.90	$0.065	740,000	$0.065
0.105	5,000	2.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.88	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2009:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2009	Life (Years)	Price	2009	Price
$0.065	1,100,000	7.13	$0.065	1,100,000	$0.065
0.007	150,000	2.81	0.007	150,000	0.007
0.105	50,000	3.11	0.105	50,000	0.105
$0.065 - $0.105	1,300,000	6.48	$0.060	1,300,000	$0.060

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 10 – Income Tax

Coronus Solar Inc. is subject to income tax in Canada and Coronus Energy Corp. is subject to income tax in the U.S. on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant Canadian / U.S. Income Tax Act. The Company has had a recurring loss from inception and did not incur any income tax expense. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2010	2009
Loss for the year	$(155,180)	$(172,863)

Statutory Canadian tax rate	30.00%	31.50%

Income tax recovery	$(46,554)	$(54,500)
Difference in tax rate	(1,096)	-
Temporary differences	400	1,800
Non-deductible expenses	11,400	10,800
Stock based compensation	7,843	17,400
Unrecognized benefit of non-capital losses	28,007	24,500
	$-	$-

The significant components of the Company’s deferred income tax assets are as follows:

Deferred income tax assets (liabilities)	2010	2009
Net operating loss carry forwards	$149,741	$133,900
Equipment	164	100
Website development costs	2,751	(1,200)
Business plan	(6,480)	-
Valuation allowance	(146,176)	(132,800)
	$-	$-

The Company has non-capital losses of approximately $533,000 (2009 - $527,000), which may be carried forward and applied against taxable income in future years.  If not utilized, the non-capital losses would expire in from 2014 to 2030.  The benefits of these losses have not been reflected in these financial statements and have been offset by a valuation allowance.

Note 11 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 12 - Related Party Transactions

During the year ended March 31, 2010, the Company paid $1,101 (2009: $1,419) in director fees to the directors of the Company.

During the year ended March 31, 2010, $33,015 (2009: $31,932) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

During the year ended March 31, 2010, included in accounts payable, $972 (2009: $ Nil) was owed to a director of the Company.

During the year ended March 31, 2010, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder (Note 8), lent the Company an additional CAD $47,500 (2009 - CAD $109,000) for working capital. The additional CAD $47,500 (2009 - CAD $109,000) loan was unsecured, non-interest bearing and due on demand.

See Note 8.

Note 13 – Subsequent Events

Effective April 1, 2010, the loan from a shareholder (see Notes 8 & 12) is no longer interest free. The loan ($154,096 as at March 31, 2010) accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand.

Subsequent to March 31, 2010, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (Note 8), lent the Company a further CAD$13,500 for working capital. The additional CAD$13,500 loan is unsecured and due on demand, and will accrue interest at the annual rate of 4%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to March 31, 2010, included in this report have been audited by Chang Lee LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2010, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	42	president, principal executive officer, secretary, treasurer,
1100 – 1200 West 73rd Avenue		principal financial officer, principal accounting officer, and
Vancouver, BC V6P 6G5		a member of the board of directors

Raven Kopelman	32	chief programmer and a member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

David Holmes	44	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Kenneth Bogas	51	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Jefferson Thachuk has held his offices/positions since our inception, Raven Kopelman has held his office/positions since January 2002, David Holmes has held his position since May 2007 and Kenneth Bogas has held his position since March 2007.  These named individuals are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Jefferson Thachuk

Jefferson Thachuk has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors since December 2001.  Since 2001, Mr. Thachuk has been a self-employed builder and real estate developer located in Vancouver, British Columbia.

Raven Kopelman

Raven Kopelman has been our chief programmer and a member of our board of directors since January 2002.  Since October 2008, Mr. Kopelman has been a software developer for Safe Software located in Surrey, British Columbia.  From September 2007 to August 2008, Mr. Kopelman was a software developer for Radical Entertainment located in Vancouver, British Columbia.  From May 2006 to September 2007, Mr. Kopelman was an animation workflow software developer for Mainframe Entertainment located in Richmond, British Columbia.  From August 2001 to May 2006, Mr. Kopelman was a software engineer for the air traffic management systems division of Raytheon Systems Canada located in Richmond, British Columbia.  In 2000, Mr. Kopelman joined LegalDeeds Network Inc. located in White Rock, British Columbia, as a software engineer and was responsible for the development of its core document technology.  Since May 2000, Mr. Kopelman has been a director of LegalDeeds Network Inc.  LegalDeeds Network Inc. is a private corporation and its securities are not traded anywhere.

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

Consultant

Mark Burgert

Mark Burgert is neither a director nor an officer of the Company. Mr. Burgert is a consultant to the Company. Mr. Burgert is the founder and the current president and a director of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since the inception of Coronus on June 23, 2009. On us acquiring Coronus on November 2, 2009, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia.

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

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing, other than Coco Pazzo Restaurant Ltd. in which Mr. Bogas was the owner and executive chef, which is described in Mr. Bogas’s biographical information above; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by the following directors: Raven Kopelman, David Holmes and Kenneth Bogas. Neither Mr. Holmes nor Mr. Bogas serve as officers. Accordingly, Mssrs. Holmes and Bogas are deemed independent. Mr. Bogas serves as audit committee chair. Mr. Kopelman serves as our Chief Programmer. Therefore, Mr. Kopelman is not deemed independent. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the amended audit committee charter is filed as an exhibit to this report.

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

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through March 31, 2010, for our officers.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2010	0	0	0	0	0	0	0	0
President, Secretary	2009	0	0	0	15,206	0	0	0	15,206
and Treasurer	2008	0	0	0	0	0	0	0	0

Raven Kopelman	2010	141	0	0	0	0	0	0	141
Chief Programmer	2009	1,360	0	0	19,968	0	0	0	21,328
	2008	1,186	0	0	0	0	0	0	1,186

Employment Agreements

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer.  Mr. Thachuk has forgiven the salary for the past four fiscal years.  To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.  On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. The option is fully vested and none of the option has been exercised.

We have entered into an agreement with Raven Kopelman wherein we pay Mr. Kopelman CAD$25.00 for each hour for work performed as a Programmer.  To serve as our Chief Programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.085 per share and on April 22, 2005 Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.07 per share and USD$0.065 per share respectively. The options are fully vested and none have been exercised.

The above discussions reflect the 2 for 1 stock split, which occurred November 3, 2009.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2010.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jefferson Thachuk	275	0	0	0	0	0	275
Raven Kopelman	275	0	0	0	0	0	275
David Holmes	275	0	0	0	0	0	275
Kenneth Bogas	275	0	0	0	0	0	275

The board of directors met in person three times in fiscal 2010: May 19, July 15 and August 10, 2009.  The directors were paid CAN$100 each for each of these meetings.  Accordingly, in fiscal 2010, the directors were each paid CAN$300 for attendance at board of director meetings.  However, the directors still conduct business on behalf of the Company without attending meetings in person.  In these circumstances, they connect with each other by way of phone and/or email, and if the result is the need for a resolution, they will circulate the resolution to obtain the necessary signatures.  Where the directors do not meet in person, the directors are not paid the attendance fee.  Since March 31, 2010, we have met in person once.  Board members also receive options to purchase shares of common stock.

In addition to the option grant to Jefferson Thachuk to serve as our principal executive officer described above, to serve as a director, on March 31, 2006, Mr. Thachuk received an option to acquire 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. Mr. Thachuk has not exercised any of his options.

In addition to the two option grants to Raven Kopelman to serve as our Chief Programmer described above, to serve as a director, on March 31, 2006, Mr. Kopelman received an option to acquire 200,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation the 150,000 stock options exercisable at $0.07 until January 19, 2012, the 150,000 stock options exercisable at $0.065 until April 22, 2015, and 180,000 of the 200,000 stock options exercisable at $0.065 until March 31, 2016.  Accordingly, as at March 31, 2010, Mr. Kopelman held 20,000 stock options exercisable at $0.065 until March 31, 2016.  Mr. Kopelman has not exercised any of his options.

On May 4, 2007, David Holmes received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Holmes returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until May 4, 2017.  Accordingly, as at March 31, 2010, Mr. Holmes held 10,000 stock options exercisable at $0.065 until May 4, 2017.  Mr. Holmes has not exercised any of his options.

On March 30, 2007, Kenneth Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. On August 10, 2010, Mr. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017.  Accordingly, as at March 31, 2010, Mr. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017.  Mr. Bogas has not exercised any of his options.

All of the above director stock options are fully vested.  The above discussions reflect the 2 for 1 stock split which occurred on November 3, 2009.

Outstanding Equity Awards At March 31, 2010
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price	Date
(a)	(b)	(c)	(d)	(e)
Jefferson Thachuk	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

Raven Kopelman	20,000	0	$0.065	3/31/16

David Holmes	10,000	0	$0.065	5/04/17

Kenneth Bogas	10,000	0	$0.065	3/30/17

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

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

Indemnification

The only statute, charter provision, bylaw, contract, or other arrangement under which any controlling person, director or officer of the Registrant is insured or indemnified in any manner against any liability which he may incur in his capacity as such, is as follows:

1.	Articles 5-8 of the Bylaws of the company, incorporated by reference as Exhibit 3.2 of this Annual Report.
2.	Canada Business Corporations Act

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making the company responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	4,525,000(1)	29.11%

Raven Kopelman	0(2)	0.00%

David Holmes	20,000(3)	0.13%

Kenneth Bogas	10,000(4)	0.06%

All officers and directors as a group (4 persons)	4,550,000	29.27%

Greg Zakaib	950,000	6.11%
6-9311 Dayton Ave., Richmond, BC V6Y 1E2

Mike and Carrie Thachuk	800,000	5.15%
27133-25A Avenue, Aldergrove, BC V4W 3N4

Mark Burgert (6)	4,525,000(5)	29.11%
14446 North Bluff Road, White Rock, BC V4B 3C8

(1)	Does not include stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(2)	Does not include stock options to acquire an additional 20,000 shares of common stock at an exercise price of $0.065 per share.
(3)	Does not include stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.
(4)	Does not include stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.

(5)	Does not include stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(6)	Mark Burgert is a consultant to us, but not an officer or director and does not exercise control over us.

The above table reflects the 2 for 1 stock split, which occurred on November 3, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have entered into an agreement with Jefferson Thachuk wherein we pay Mr. Thachuk CAD$3,000.00 per month to serve as our principal executive officer.  Mr. Thachuk has forgiven the salary for the past four fiscal years.  To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.

On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. All options are fully vested and none have been exercised.

Over the course of the past four years, Mr. Thachuk, through a series of loans, has lent the Company funds for working capital. As at March 31, 2010, we owed Mr. Thachuk an aggregate of USD $154,096. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan is no longer interest free. The aggregate loan accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand. Subsequent to March 31, 2010, Mr. Thachuk lent the Company a further CAD $13,500 for working capital. The additional CAD $13,500 loan is unsecured and due on demand, and will accrue interest at the annual rate of 4%.

We have entered into an agreement with Raven Kopelman wherein we pay Mr. Kopelman CAD$25.00 for each hour for work performed as a Programmer. To serve as our chief programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.085 per share and on April 22, 2005, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.07 per share and USD$0.065 per share respectively.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation the 150,000 stock options exercisable at $0.07 until January 19, 2012 and the 150,000 stock options exercisable at $0.065 until April 22, 2015.  All of the options had been fully vested and none had been exercised.

To serve as a director, on March 31, 2006, Jefferson Thachuk received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. All of Mr. Thachuk’s options are fully vested and none have been exercised.

To serve as a director, on March 31, 2006, Raven Kopelman received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation 180,000 of the 200,000 stock options exercisable at $0.065 until March 31, 2016.  Accordingly, as at March 31, 2010, Mr. Kopelman held 20,000 stock options exercisable at $0.065 until March 31, 2016.  All of Mr. Kopelman’s remaining options are fully vested and none have been exercised.

To serve as a director, on May 4, 2007, David Holmes received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Holmes returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until May 4, 2017.  Accordingly, as at March 31, 2010, Mr. Holmes held 10,000 stock options exercisable at $0.065 until May 4, 2017.  All of Mr. Holmes’ remaining options are fully vested and none have been exercised.

To serve as a director, on March 30, 2007, Kenneth Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017.  Accordingly, as at March 31, 2010, Mr. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017.  All of Mr. Bogas’ remaining options are fully vested and none have been exercised.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2010	$24,100	Chang Lee LLP
2009	$10,600	Chang Lee LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	Chang Lee LLP
2009	$0	Chang Lee LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	Chang Lee LLP
2009	$0	Chang Lee LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	Chang Lee LLP
2009	$0	Chang Lee LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of June, 2010.

CORONUS SOLAR INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	June 28, 2010
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

RAVEN KOPELMAN	Director and Chief Programmer	June 28, 2010
Raven Kopelman

DAVID HOLMES	Director	June 28, 2010
David Holmes

KENNETH BOGAS	Director	June 28, 2010
Kenneth Bogas

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3