Form 10-K/A
period 2010-03-31
Coronus Solar Inc.
filed 2010-08-10
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010: $1,103,723.

As of June 23, 2010, 15,542,486 shares of the registrant’s common stock were outstanding.

EXPLANATION OF AMENDMENT

We incorrectly checked the box on the original filing to reflect we were not a “shell company” when in fact we are. This amended Form 10-K is filed to reflect that we are a “shell company”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this amended Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 2010.

CORONUS SOLAR INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	August 10, 2010
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

RAVEN KOPELMAN	Director and Chief Programmer	August 10, 2010
Raven Kopelman

DAVID HOLMES	Director	August 10, 2010
David Holmes

____________________________	Director	August ___, 2010
Kenneth Bogas

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	11/07/08	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3