Form 10-Q
period 2010-06-30
Coronus Solar Inc.
filed 2010-08-10
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

CORONUS SOLAR INC.
formerly, INSIGHTFULMIND LEARNING, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

1100-1200 West 73rd Avenue
Vancouver, British Columbia
Canada   V6P 6G5
(Address of principal executive offices, including zip code.)

604-267-7078
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   15,542,586 as of August 2, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$48,608	$1,294
Goods and services tax receivable	2,090	1,498
Prepaid expenses and deposit	566	638

TOTAL CURRENT ASSETS	51,264	3,430

EQUIPMENT (Note 8)	279	309

INTANGIBLE ASSET (Note 9)	16,722	18,514

TOTAL ASSETS	$68,265	$22,253

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$50,563	$44,344
Loan from a shareholder (Note 10)	207,430	154,096

TOTAL CURRENT LIABILITIES	257,993	198,440

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL(Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 common shares	692,751	692,751

ADDITIONAL PAID IN CAPITAL	337,880	329,122

ACCUMULATED OTHER COMPREHENSIVE LOSS	(14,338)	(23,237)

DEFICIT, accumulated during the development stage	(1,206,021)	(1,174,823)

TOTAL STOCKHOLDERS' DEFICIENCY	(189,728)	(176,187)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$68,265	$22,253

CONTINGENT LIABILITIES (Note 12)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2010	2009	June 30, 2010

REVENUE	$-	$159	$1,751

EXPENSES
Amortization	1,810	533	40,500
Consulting fee	-	-	20,928
Interest on shareholder loan	1,608	992	11,587
Interest and bank charges	377	834	10,997
Office and miscellaneous	4,671	2,886	34,601
Professional fees	13,896	14,066	207,760
Repairs and maintenance	-	-	869
Salaries and wages	8,758	7,744	355,951
Stock based compensation	-	-	492,309
Telephone and utilities	78	296	10,935
Advertising and promotion	-	970	8,922
Write down in website development costs	-	-	17,390
Write-off trademark cost	-	-	279

	31,198	28,321	1,213,028

OTHER INCOME
Interest income	-	16	31
Debt forgiven	-	-	5,225

	-	16	5,256

NET LOSS FOR THE PERIOD	(31,198)	(28,146)	(1,206,021)

CURRENCY TRANSLATION ADJUSTMENT	8,899	(6,874)	(14,338)

COMPREHENSIVE LOSS FOR THE PERIOD	$(22,299)	$(35,020)	$(1,220,359)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding - basic and diluted	15,542,586	13,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to June 30, 2010
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
December 3, 2001 (inception) to June 30, 2010
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

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to June 30, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Balance, March 31, 2009	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(25,943)	(25,943)
(Loss) for the year	-	-	-	(155,180)	-	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(1,174,823)	$(23,237)	$(176,187)

Forgiveness of debt by a director and shareholder	-	-	8,758	-	-	8,758
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	8,899	8,899
(Loss) for the period	-	-	-	(31,198)	-	(31,198)

Balance, June 30, 2010 (Unaudited)	15,542,586	$692,751	$337,880	$(1,206,021)	$(14,338)	$(189,728)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2010	2009	June 30, 2010

OPERATING ACTIVITIES
Net (loss) for the period	$(31,198)	$(28,146)	$(1,206,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,810	533	40,500
Foreign exchange gain/loss	36	50	(23,394)
Forgiveness of debt	8,758	7,711	184,242
Imputed interests	-	992	9,979
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Goods and service tax receivable	(676)	2,461	(977)
Prepaid expenses	50	183	13,775
Accounts payables and accrued liabilities	13,101	(107)	47,309

NET CASH USED IN OPERATING ACTIVITIES	(8,119)	(16,323)	(398,308)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Website development costs	-	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(46,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	61,029	12,852	199,989

NET CASH FROM FINANCING ACTIVITIES	61,029	12,852	499,420

EFFECT OF EXCHANGE RATE ON CASH	(5,596)	513	(5,871)

NET INCREASE (DECREASE) IN CASH	47,314	(2,958)	48,608

CASH AND CASH EQUIVALENTS - Beginning of Period	1,294	6,883	-

CASH AND CASH EQUIVALENTS - End of Period	$48,608	$3,925	$48,608

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$-	$-	$646
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of	$-	$-	$21,638
Coronus Energy Corp.
Establishment of intangible asset through acquisition	$-	$-	$21,500
of Coronus Energy Corp.

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

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

Note 2 – Basis of Presentation – Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”. The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 2 – Basis of Presentation – Going Concern Uncertainties -- Continued

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

Information on the Company’s working capital and deficit is:

	June 30,	March 31,
	2010	2010

Working capital (deficit)	$(206,729)	$(195,010)
Deficit	1,206,021	1,174,823

Note 3 - Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited financial statements for fiscal year ended March 31, 2010 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated interim balance sheets, statements of operations, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2010, and the results of operations and cash flows for the three months ended June 30, 2010, and for the period from December 3, 2001 (Date of Commencement) to June 30, 2010.

Note 4 - Accounting Pronouncements Adopted During the Period

(i) Transfers of Financial Assets

On April 1, 2010, the Company adopted FASB ASC Topic 860, “Transfers and Servicing”. ASC Topic 860 requires additional disclosures about the transfer and derecognition of financial assets. The adoption of the standard did not have a material impact on the Company.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 4 - Accounting Pronouncements Adopted During the Period - Continued

(ii) Consolidation of Variable Interest Entities

On April 1, 2010, the Company adopted FASB issued ASC Topic 810, “Consolidation”, which improves financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The adoption of ASC Topic 810, “Consolidation” did not have a material impact on the Company’s financial condition, results of operations and cash flows.

(iii) Multiple-Deliverable Revenue Arrangements

On April 1, 2010, the Company adopted ASC Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASC 2009-13”) on a prospective basis.  ASC 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codification, or ASC, Subtopic 605-25, (previously included within EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables).This consensus provides for two significant changes to the existing multiple element revenue recognition guidance.  First, this guidance deletes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement and will result in more deliverables being treated as separate units of accounting.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.

These changes may result in entities recognizing more revenue up-front, and entities will no longer be able to apply the residual method and defer the fair value of undelivered elements. Upon adoption of these new rules, each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means to determine the fair value of that undelivered item, and the arrangement consideration is allocated based on the elements’ relative selling price.  The adoption of this new standard did not have a material impact on the financial statements.

(iv) Certain Arrangements that Include Software Elements

On April 1, 2010, the Company adopted ASC No. 2009-14, Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements (formerly EITF Issue No. 09-3, Certain Revenue Arrangements that Include Software Elements), which amends the existing accounting guidance for how entities account for arrangements that include both hardware and software, which typically resulted in the sale of hardware being accounted for under the software revenue recognition rules. This accounting guidance changes revenue recognition for tangible products containing software elements and non-software elements. The tangible element of the product is always outside of the scope of the software revenue recognition rules, and the software elements of tangible products when the software element and non-software elements function together to deliver the product’s essential functionality are outside of the scope of the software rules. As a result, both the hardware and qualifying related software elements are excluded from the scope of the software revenue guidance and accounted for under the revised multiple-element revenue recognition guidance. The adoption of this new standard did not have a material impact on the financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 4 - Accounting Pronouncements Adopted During the Period - Continued

(v) Improving Disclosures About Fair Value Measurements

On April 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements”.  This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this new standard did not have a material impact on the financial statements.

Note 5 - New Accounting Pronouncements

(i) Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

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

(ii) Compensation - stock compensation

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

(iii) Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on our financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 5 - New Accounting Pronouncements - Continued

(iv) Acquired Loans with Credit Deterioration

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

(v) Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Earnings (Loss) per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. Diluted loss per share has not been presented as the effect on basic loss per share would be anti-dilutive. Potentially dilutive securities include options that are disclosed in Note 11.

Note 7 - Acquisition of Coronus

On November 2, 2009, the Company completed the acquisition of all the issued and outstanding shares of Coronus Energy Corp. (“Coronus") through the issuance of 2,000,000 common shares of the Company, at a deemed value of $0.025 per share.  Under the Share Purchase Agreement, 2,025,000 common shares of Coronus Solar Inc. held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus,

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 7 - Acquisition of Coronus - Continued

for $1. The transfer of these common shares was treated, as a contribution by Mr. Jeff Thachuk, as part of the consideration for the acquisition. Accordingly, the value of the transferred shares has been included in the additional paid in capital of the Company and a total of 4,025,000 common shares was determined as the consideration for the acquisition.

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
$21,638

Consideration payable by shares (1)	$21,638

(1)
The fair value of the net assets acquired was $21,638 and was considered the fair value of the aggregate of the 2,000,000 shares of common stock issued and 2,025,000 shares of common stock transferred by Mr. Jeff Thachuk to Mr. Mark Burgert.

Note 8 - Equipment

Equipment at June 30, 2010 and March 31, 2010 was summarized as follows:

		Accumulated	Net book
June 30, 2010	Cost	depreciation	value

Office equipment	$1,294	$1,081	$213
Computer equipment	990	924	66
	$2,284	$2,005	$279

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value

Office equipment	$1,351	$1,117	$234
Computer equipment	1,034	959	75
	$2,385	$2,076	$309

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 9 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at June 30, 2010 and March 31, 2010 were summarized as follows:

		Accumulated		Net book
June 30, 2010	Cost	amortization	Write-off	value

Business plan	21,500	4,778	-	16,722

		Accumulated		Net book
March 31, 2010	Cost	amortization	Write-off	value

Trademark	$374	$95	$279	$-
Business plan	21,500	2,986	-	18,514
	$21,500	$2,986	$	$18,514

Note 10 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

Effective April 1, 2010, the loan from a shareholder of $154,096 at March 31, 2010 accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand.

During the period ended June 30, 2010, the shareholder lent the Company a further CAD$63,500 for working capital. The additional CAD$63,500 loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

At June 30, 2010, the Company has accrued interest payable of $1,558.

Note 11 - Stockholders’ Equity

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 11 - Stockholders’ Equity - Continued

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

As at June 30, 2010, 8,550,000 shares were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 11 - Stockholders’ Equity – Continued

(b) Stock Options – Continued

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

Changes in stock options for the period ended June 30, 2010 and year ended March 31, 2010 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, June 30, 2010 and March 31, 2010	745,000	$0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 11 - Stockholders’ Equity – Continued

(b) Stock Options - Continued

The Company has the following options outstanding and exercisable at June30, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$0.065	740,000	5.40	$0.065	740,000	$0.065
0.105	5,000	1.86	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.38	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$0.065	740,000	5.90	$0.065	740,000	$0.065
0.105	5,000	2.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.88	$0.065	745,000	$0.065

Note 12 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 13 - Related Party Transactions

During the three months ended June 30, 2010, the Company paid $389 (2009: $343) in director fees to the directors of the Company.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2010

Note 13 - Related Party Transactions – Continued

During the three months ended June 30, 2010, $8,758 (2009: $7,711) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

During the period ended June 30, 2010, included in accounts payable, $931 (March 31, 2010: $972) was owed to a director of the Company and $1,558 was accrued as interest payable for loan from a director of the Company.

During the period ended June 30, 2010, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional USD $61,029 for working capital. The additional USD $61,029 loan is unsecured, due on demand and bears interest of 4% per annum.

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

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary. Coronus is a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and 2) the development of the corresponding solar power plants.

Results of Operations

Three Months Ended June 30, 2010 compared to June 30, 2009

We achieved no revenue ($nil) for the three months ended June 30, 2010 compared to $159 for the three months ended June 30, 2009. The $159 in revenue for the three months ended June 30, 2009 was attributable to sales of our online course, MathNote SAT®, which we discontinued on November 2, 2009, on completion of the acquisition of Coronus.

Amortization expense increased by $1,277 or 240% from $533 for the three months ended June 30, 2009 to $1,810 for the three months ended June 30, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, the fair value of which was deemed to be $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative period, the Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by June 30, 2009.

Interest on shareholder loan increased by $616 or 62% from $992 for the three months ended June 30, 2009 to $1,608 for the three months ended June 30, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative period, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the loan now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $457 or 55% from $834 for the three months ended June 30, 2009 to $377 for the three months ended June 30, 2010. The reason for the decrease was the March 31, 2010 year end write-off of a finance charge applied against an outstanding payable as of June 30, 2009.

Office and miscellaneous expense increased by $1,785 or 62% from $2,886 for the three months ended June 30, 2009 to $4,671 for the three months ended June 30, 2010. The principal reason for the increase was that we incurred $1,022 in rent expense for an office in Canada on a month-to-month basis during the current quarter, and incurred no such cost in the comparative quarter.

Salaries and wages increased by $1,014 or 13% from $7,744 for the three months ended June 30, 2009 to $8,758 for the three months ended June 30, 2010. The reason for the increase was a fluctuating U.S. – Canadian dollar currency translation.

We incurred no advertising and promotion expense ($nil) for the three months ended June 30, 2010 compared to $970 for the three months ended June 30, 2009. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

Assets and Liabilities at June 30, 2010 compared to March 31, 2010

Cash and cash equivalents increased by $47,314 or 3700% from $1,294 at March 31, 2010 to $48,608 at June 30, 2010. The reason for the increase was that during the period ended June 30, 2010, the shareholder, a director of the Company, to whom the Company is indebted, lent the Company a further USD $61,029 (CAD $63,500) for working capital.

Loan from a shareholder increased by $53,334 or 35% from $154,096 at March 31, 2010 to $207,430 at June 30, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

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

We have generated no revenues from our Coronus operations. We expect to obtain capital through the sale of our common stock. There is no assurance we will procure power purchase agreements, develop the corresponding solar power plants, generate power and receive the tariffs. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from shareholder loans are our only anticipated sources of additional capital. To develop a 1.5 MW solar power plant, we estimate the cost to be $5 million.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $207,430 through June 30, 2010. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past three years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans.

As of June 30, 2010, our total current assets were $51,264 and our total current liabilities were $257,993 resulting in a working capital deficit of $206,729.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2010 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of August, 2010.

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