Form 10-Q
period 2010-09-30
Coronus Solar Inc.
filed 2010-11-15
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   15,542,586 as of November 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS
CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	September 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$1,367	$1,294
Sales tax receivable	3,006	1,498
Other receivable	5,000	-
Prepaid expenses and deposit	1,952	638

TOTAL CURRENT ASSETS	11,325	3,430

LAND DEPOSIT (Note14)	2,000	-

EQUIPMENT (Note 8)	271	309

INTANGIBLE ASSET (Note 9)	14,930	18,514

TOTAL ASSETS	$28,526	$22,253

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$16,136	$44,344
Loan from a shareholder (Note 10)	245,482	154,096

TOTAL CURRENT LIABILITIES	261,618	198,440

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 common shares	692,751	692,751

ADDITIONAL PAID IN CAPITAL	346,541	329,122

ACCUMULATED OTHER COMPREHENSIVE LOSS	(20,728)	(23,237)

DEFICIT, accumulated during the development stage	(1,251,656)	(1,174,823)

TOTAL STOCKHOLDERS' DEFICIENCY	(233,092)	(176,187)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$28,526	$22,253

CONTINGENT LIABILITIES (Note 12)
GOING CONCERN (Note 2)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Six months ended		inception
	September 30,		September 30,		(December 3, 2001) to
	2010	2009	2010	2009	September 30, 2010

REVENUE	$-	$81	$-	$240	$1,751

EXPENSES
Amortization	1,808	566	3,618	1,099	42,308
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	2,197	1,220	3,805	2,212	13,784
Interest and bank charges	385	587	762	1,421	11,382
Office and miscellaneous	4,440	3,852	9,111	6,738	39,041
Professional fees	20,177	10,786	34,073	24,852	227,937
Repairs and maintenance	-	-	-	-	869
Salaries and wages	8,661	8,265	17,419	16,009	364,612
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	239	319	317	615	11,174
Advertising and promotion	-	488	-	1,458	8,922
Travel	1,199	-	1,199	-	1,199
Feasibility study	6,529	-	6,529	-	6,529
Write down in website development costs	-	-	-	-	17,390
Write-off trademark cost	-	-	-	-	279

	45,635	26,083	76,833	54,404	1,258,663

OTHER INCOME
Interest income	-	-	-	16	31
Debt forgiven	-	729	-	729	5,225

	-	729	-	745	5,256

NET LOSS FOR THE PERIOD	(45,635)	(25,273)	(76,833)	(53,419)	(1,251,656)

CURRENCY TRANSLATION ADJUSTMENT	(6,390)	(9,279)	2,509	(16,153)	(20,728)

COMPREHENSIVE LOSS FOR THE PERIOD	$(52,025)	$(34,552)	$(74,324)	$(69,572)	$(1,272,384)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	15,542,586	6,771,293	15,542,586	6,771,293

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to September 30, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)
Balance, March 31, 2009	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(25,943)	(25,943)
(Loss) for the year	-	-	-	(155,180)	-	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(1,174,823)	$(23,237)	$(176,187)

Forgiveness of debt by a director and shareholder	-	-	17,419	-	-	17,419
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	2,509	2,509
(Loss) for the period	-	-	-	(76,833)	-	(76,833)

Balance, September 30, 2010 (Unaudited)	15,542,586	$692,751	$346,541	$(1,251,656)	$(20,728)	$(233,092)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Six months ended September 30,		(December 3, 2001) to
	2010	2009	September 30, 2010

OPERATING ACTIVITIES
Net (loss) for the period	$(76,833)	$(53,419)	$(1,251,656)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	3,618	1,099	42,308
Foreign exchange gain/loss	-	30	(23,430)
Forgiveness of debt	17,419	16,627	192,903
Imputed interests	-	2,212	9,979
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Sales tax receivable	(1,523)	2,045	(1,824)
Other receivable	(4,983)	-	(4,983)
Prepaid expenses	(1,317)	306	12,408
Accounts payables and accrued liabilities	(22,484)	(3,386)	11,724

NET CASH USED IN OPERATING ACTIVITIES	(86,103)	(34,487)	(476,292)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Land Deposit	(2,000)	-	(46,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(2,000)	-	(48,633)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	92,645	28,705	231,605

NET CASH FROM FINANCING ACTIVITIES	92,645	28,705	531,036

EFFECT OF EXCHANGE RATE ON CASH	(4,469)	83	(4,744)

NET INCREASE (DECREASE) IN CASH	73	(5,699)	1,367

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	$1,294	$6,883	$-

CASH AND CASH EQUIVALENTS - End of Period	$1,367	$1,184	$1,367

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$17	$100	$663
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of	$-	$-	$21,638
Coronus Energy Corp.
Establishment of intangible asset through acquisition	$-	$-	$21,500
of Coronus Energy Corp.

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
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

The transfer of the 2,025,000 (post stock forward split) common shares of the Company held by Mr. Thachuk to Mr. Burgert was treated, as a contribution by Mr. Thachuk, as part of the consideration for the acquisition of Coronus. Accordingly, a total of 4,025,000 common shares was determined as the consideration for the acquisition.

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
Six Months Ended September 30, 2010
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

Information on the Company’s working capital and deficit is:

	September 30,	March 31,
	2010	2010

Working capital (deficiency)	$(250,293)	$(195,010)
Deficit	1,251,656	1,174,823

Note 3 - Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for fiscal year ended March 31, 2010 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive loss, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2010, and the results of operations and cash flows for the six months ended September 30, 2010, and for the period from December 3, 2001 (Date of Commencement) to September 30, 2010.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

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
Six Months Ended September 30, 2010
(Unaudited)

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

Note 5 - New Accounting Pronouncements - Continued

(iv) Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 is not expected to have a material impact on the Company’s financial statements.

(v) Acquired Loans with Credit Deterioration

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

(vi) Revenue Recognition

In April 2010, the FASB issued an amendment to ASC 605, Revenue Recognition, to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This amendment to ASC 605 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is not expected to have a material impact for the Company.

(vii) Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 amends Topic 310 to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The new disclosures as of the end of the reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 will not have a material effect on the Company’s results from operations or financial position as it only impacts the required disclosures.

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
Six Months Ended September 30, 2010
(Unaudited)

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

There were no liabilities assumed during the acquisition.  The fair value of the identifiable assets acquired as of the date of the acquisition was as follows:

Assets acquired
Current asset	$138
Intangible asset	21,500
$21,638

Consideration payable by shares (1)	21,638

(1) The fair value of the net assets acquired was $21,638 and was considered the fair value of the aggregate of the 2,000,000 shares of common stock issued and 2,025,000 shares of common stock transferred by Mr. Jeff Thachuk to Mr. Mark Burgert.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

Note 8 - Equipment

Equipment at September 30, 2010 and March 31, 2010 was summarized as follows:

		Accumulated	Net book
September 30, 2010	Cost	depreciation	value

Office equipment	$1,332	$1,124	$208
Computer equipment	1,020	957	63
	$2,352	$2,081	$271

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value

Office equipment	$1,351	$1,117	$234
Computer equipment	1,034	959	75
	$2,385	$2,076	$309

Note 9 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at September 30, 2010 and March 31, 2010 were summarized as follows:

		Accumulated		Net book
September 30, 2010	Cost	amortization	Write-off	value

Business plan	21,500	6,570	-	14,930

		Accumulated		Net book
March 31, 2010	Cost	amortization	Write-off	value

Trademark	$374	$95	$279	$-
Business plan	21,500	2,986	-	18,514
	$21,500	$2,986		$18,514

Note 10 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

Note 10 - Loan From A Shareholder - Continued

Effective April 1, 2010, the loan from a shareholder of $154,096 at March 31, 2010 accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand.

During the period ended September 30, 2010, the shareholder lent the Company a further CND $89,500 and USD $6,600 for working capital. The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

At September 30, 2010, the Company has accrued interest payable of $3,805.

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
Six Months Ended September 30, 2010
(Unaudited)

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

As at September 30, 2010, 8,550,000 shares were restricted shares.

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

The estimated fair value of the options granted during the year ended March 31, 2010 was $0.076 per share. The Company recorded a total of $nil (2009: $nil) in stock based compensation expenses for the six months ended September 30, 2010.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

Note 11 - Stockholders’ Equity – Continued

(b) Stock Options - Continued

Changes in stock options for the period ended September 30, 2010 and year ended March 31, 2010 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, September 30, 2010 and March 31, 2010	745,000	$0.065

The Company has the following options outstanding and exercisable at September 30, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$0.065	740,000	5.15	$0.065	740,000	$0.065
0.105	5,000	1.61	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.13	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$0.065	740,000	5.90	$0.065	740,000	$0.065
0.105	5,000	2.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.88	$0.065	745,000	$0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2010
(Unaudited)

Note 12 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 13 - Related Party Transactions

During the three and six months ended September 30, 2010, the Company paid $385 (2009: $717) and $774 (2009: $1,060) in director fees to the directors of the Company.

During the three and six months ended September 30, 2010, $8,661 (2009: $8,187) and $17,419 (2009: $15,898) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

During the period ended September 30, 2010, included in accounts payable, $958 (March 31, 2010: $972) was owed to a director of the Company and $3,805 (March 31, 2010: $nil) was accrued as interest payable for loan from a director of the Company.

During the period ended September 30, 2010, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional USD $91,386 for working capital. The additional USD $91,386 loan was unsecured, due on demand and bearing an interest of 4% per annum.

Note 14 – Commitments

On August 25, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance is payable on November 30, 2010.

On August 28, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The total purchase price is $32,000. A deposit of $1,000 was paid and the balance is payable on November 30, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Trends Affecting Our Business

In the past two years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable.

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary. Coronus is a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison, under the California Public Utilities Commission’s feed-in tariff program for small generators, and 2) the development of the corresponding 1.5 MW solar PV power plants.

Results of Operations

Three Months Ended September 30, 2010 compared to September 30, 2009

We achieved no revenue ($nil) for the three months ended September 30, 2010 compared to $81 for the three months ended September 30, 2009. The $81 in revenue for the three months ended September 30, 2009 was attributable to sales of our online course, MathNote SAT®, which we discontinued on November 2, 2009, on completion of the acquisition of Coronus.

Amortization expense increased by $1,242 or 219% from $566 for the three months ended September 30, 2009 to $1,808 for the three months ended September 30, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative period, the Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by September 30, 2009.

Interest on shareholder loan increased by $977 or 80% from $1,220 for the three months ended September 30, 2009 to $2,197 for the three months ended September 30, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative quarter, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the loan now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $202 or 34% from $587 for the three months ended September 30, 2009 to $385 for the three months ended September 30, 2010. The reason for the decrease was the March 31, 2010 year end write-off of a finance charge applied against an outstanding payable as of September 30, 2009.

Office and miscellaneous expense increased by $588 or 15% from $3,852 for the three months ended September 30, 2009 to $4,440 for the three months ended September 30, 2010. The principal reason for the increase was that we incurred rent expense for an office in Canada on a month-to-month basis during the current quarter, and incurred no such expense in the comparative quarter.

Professional fees increased by $9,391 or 87% from $10,786 for the three months ended September 30, 2009 to $20,177 for the three months ended September 30, 2010. The reason for the increase was the legal and brokerage costs we incurred in the current quarter in relation to us pursuing full service DTC eligibility for the shares of our common stock. We incurred no such expense in the previous quarter.

We incurred no advertising and promotion expense ($nil) for the three months ended September 30, 2010 compared to $488 for the three months ended September 30, 2009. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

We incurred $1,199 in travel expense for the three months ended September 30, 2010 compared to no travel expense ($nil) for the three months ended September 30, 2009. In the current quarter, the travel expense related to an on-site meeting with a solar PV systems integrator in California.

We incurred $6,529 in feasibility study expense for the three months ended September 30, 2010 compared to no feasibility study expense ($nil) for the three months ended September 30, 2009. In the current quarter, the feasibility study expense related to the submission of interconnection and distribution service request deposits to Southern California Edison in respect of the 30 acre and 280 acre parcels of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase.

We achieved no debt forgiven income ($nil) for the three months ended September 30, 2010 compared to $729 in debt forgiven income for the three months ended September 30, 2009. On August 10, 2009, the author of our previous online courses waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Six Months Ended September 30, 2010 compared to September 30, 2009

We achieved no revenue ($nil) for the six months ended September 30, 2010 compared to $240 for the six months ended September 30, 2009. The $240in revenue for the six months ended September 30, 2009 was attributable to sales of our online course, MathNote SAT®, which we discontinued on November 2, 2009, on completion of the acquisition of Coronus.

Amortization expense increased by $2,519 or 229% from $1,099 for the six months ended September 30, 2009 to $3,618 for the six months ended September 30, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative period, the Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by September 30, 2009.

Interest on shareholder loan increased by $1,593 or 72% from $2,212 for the six months ended September 30, 2009 to $3,805 for the six months ended September 30, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative period, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the loan now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $659 or 46% from $1,421 for the six months ended September 30, 2009 to $762 for the six months ended September 30, 2010. The reason for the decrease was the March 31, 2010 year end write-off of a finance charge applied against an outstanding payable as of September 30, 2009.

Office and miscellaneous expense increased by $2,373 or 35% from $6,738 for the six months ended September 30, 2009 to $9,111 for the six months ended September 30, 2010. The principal reason for the increase was that we incurred rent expense for an office in Canada on a month-to-month basis during the current period, and incurred no such expense in the comparative period.

Professional fees increased by $9,221 or 37% from $24,852 for the six months ended September 30, 2009 to $34,073 for the six months ended September 30, 2010. The reason for the increase was the legal and brokerage costs we incurred in the current period in relation to us pursuing full service DTC eligibility for the shares of our common stock. We incurred no such expense in the previous period.

We incurred no advertising and promotion expense ($nil) for the six months ended September 30, 2010 compared to $1,458 for the six months ended September 30, 2009. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

We incurred $1,199 in travel expense for the six months ended September 30, 2010 compared to no travel expense ($nil) for the six months ended September 30, 2009. In the current period, the travel expense related to an on-site meeting with a solar PV systems integrator in California.

We incurred $6,529 in feasibility study expense for the six months ended September 30, 2010 compared to no feasibility study expense ($nil) for the six months ended September 30, 2009. In the current period, the feasibility study expense related to the submission of interconnection and distribution service request deposits to Southern California Edison in respect of the 30 acre and 280 acre parcels of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase.

We achieved no debt forgiven income ($nil) for the six months ended September 30, 2010 compared to $729 in debt forgiven income for the six months ended September 30, 2009. On August 10, 2009, the author of our previous online courses waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Assets and Liabilities at September 30, 2010 compared to March 31, 2010

We posted an “other receivable” of $5,000 at September 30, 2010, compared to no “other receivable” ($nil) at March 31, 2010. The $5,000 receivable at September 30, 2010 relates to the refund we are to receive in relation to the $5,000 deposit we made on a 40 acre parcel of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase. The land purchase was subject to board of director approval, which was not obtained. Accordingly, the agreement to purchase this land was cancelled.

Prepaid expenses and deposit increased by $1,314 or 206% from $638 at March 31, 2010 to $1,952 at September 30, 2010. The principal reason for the increase was that we paid into trust CAD $1,000 to our Canadian corporate counsel in anticipation of future disbursements.

We posted a land deposit of $2,000 at September 30, 2010, compared to no land deposit ($nil) at March 31, 2010. The land deposit related to the $1,000 deposits we made in respect of the 30 acre and 280 acre parcels of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase. The balance payable of $31,000 and $239,000, respectively, is due on November 30, 2010.

Intangible asset decreased by $3,584 or 19% from $18,514 at March 31, 2010 to $14,930 at September 30, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable and accrued liabilities decreased by $28,208 or 64% from $44,344 at March 31, 2010 to $16,136 at September 30, 2010. The principal reason for this decrease was the payment in the period of an outstanding invoice, relating to legal fees, in the amount of CAD $24,060.

Loan from a shareholder increased by $91,386 or 59% from $154,096 at March 31, 2010 to $245,482 at September 30, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

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

Our auditors have issued a going concern opinion in our consolidated financial statements for the years ended March 31, 2010. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

To develop a 1.5 MW solar power plant, we estimate the cost to be $5.7 million, inclusive of taxes. We base our cost estimate on pricing models we obtained from solar PV system integrators and developers. Our cost estimate is susceptible to fluctuations in the price of solar modules. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represents roughly 50 percent of the total installed cost of the system. In the past two years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable. To mitigate this risk, our strategy is to enter into a two to three year engineering-procurement-construction agreement with a solar PV systems integrator/developer, where turn-key pricing for multiple 1.5 MW solar PV systems is fixed.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $245,482 through September 30, 2010. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past four years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, as at September 30, 2010, included in accounts payable, $958 was owed to our principal executive officer for an out-of-pocket expense and a further $3,805 was interest payable on the shareholder loans described above. These amounts remain payable and do not accrue interest. These amounts are not reflected in the shareholder loans described above.

As of September 30, 2010, our total current assets were $11,325 and our total current liabilities were $261,618 resulting in a working capital deficit of $250,293.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of November, 2010.

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