Form 10-K/A
period 2010-03-31
Coronus Solar Inc.
filed 2010-12-10
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2010

Commission file number   000-53697

CORONUS SOLAR INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

1100-1200 West 73rd Avenue
Vancouver, British Columbia
Canada   V6P 6G5
(Address of principal executive offices, including zip code.)

604-267-7078
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

REASON FOR AMENDMENT

We are filing this amendment in response to comments we received from the SEC.

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

The Coronus Acquisition

On November 2, 2009, we completed the agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. We acquired all of the outstanding shares of Coronus in exchange for 2,000,000 shares of our common stock at a deemed value of $0.025 per share. We issued the 2,000,000 shares of our common stock to Mark Burgert, the sole principal of Coronus. Mr. Burgert is a resident of British Columbia, Canada. The 2,000,000 shares were issued pursuant to an exemption from applicable prospectus requirements under section 2.5(1)(e) “Family, Friends and Business Associates” of National Instrument 45-106 , Prospectus and Registration Exemptions (Canada), by reason of Mr. Burgert being a close business associate of Jeff Thachuk, our president. Additionally, under the Agreement, Jeff Thachuk transferred 2,025,000 of his shares of our common stock to Mr. Burgert for $1. The transfer of these common shares was treated, as a contribution by Mr. Thachuk, as part of the consideration for the acquisition. The terms of the Agreement and the issuance of the 2,000,000 common shares from treasury were approved by our shareholders. The transaction was accounted for as the purchase of assets, and not a business combination, because Coronus did not constitute a business according to the definition of business under FASB ASC Topic 805 “Business Combinations”.

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

Under the Agreement, on closing (November 2, 2009), we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

Under the Agreement, on closing (November 2, 2009), 9,050,000 shares of our common stock collectively owned by Messrs. Thachuk and Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis. Messrs. Thachuk and Burgert maintain full voting and dividend rights in the 9,050,000 shares that were placed into escrow.

           The consideration Mr. Burgert received in connection with the acquisition of Coronus is summarized as follows:

Type	Quantity	From	Remarks
Common shares	2,000,000(1)	Coronus Solar Inc.	These shares were placed into voluntary escrow, to be released on the basis of one Common share for each $0.50 earned in revenue by the Company on a consolidated basis.(2)
Common shares	2,025,000(1)	Jeff Thachuk	These shares were placed into voluntary escrow, to be released on the basis of one Common share for each $0.50 earned in revenue by the Company on a consolidated basis.(2)

(1)
The acquisition of Coronus was treated as an acquisition of assets rather than a business combination. The acquisition was accounted for by the acquisition method based on the fair value of the assets acquired. The fair value of the net assets acquired was $21,638 and was considered the fair value of the aggregate of the 2,000,000 shares of common stock issued and 2,025,000 shares of common stock transferred by Mr. Thachuk to Mr. Burgert. Please refer to Note 4 of the Notes to Financial Statements of the audited consolidated balance sheets of Coronus Solar Inc. as at March 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from December 3, 2001 (inception) to March 31, 2010, elsewhere in this report, for the accounting particulars in relation to the acquisition of Coronus.

(2)
The escrow of the shares was not mandated under any applicable laws or regulations. The escrow of the shares was solely as a result of private contractual terms, agreed to voluntarily by the parties to the Agreement as a term of the Agreement.

The consideration Mr. Burgert received in connection with his engagement by the Company as a consultant is summarized as follows:

Type	Quantity	From	Remarks
Stock Option	150,000	Coronus Solar Inc.	The exercise price is $0.065 per share; the options expire on April 22, 2015; the options are fully vested.
Stock Option	200,000	Coronus Solar Inc.	The exercise price is $0.065 per share; the options expire on March 31, 2016; the options are fully vested.

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

    Solar power provides electrical generation by means of heat engines or photovoltaics. Our business is premised on photovoltaics, which is a method for generating electric power by using solar cells to convert energy from the sun into electricity. According to GlobalData, a market research firm, the global solar PV market witnessed substantial growth in 2008 and 2009 with 11,908 MW (megawatts) of installed capacity coming online in these two years as compared to only 2,392 MW installed in 2007. According to GlobalData, the market is driven by market stimulation packages offered by governments across the world, which includes the U.S. government. In the U.S., the growth momentum of the solar PV market has been largely facilitated by the support mechanisms provided by the federal and state governments. The U.S. federal government has provided funding of $3.1 billion to the states, as part of its economic stimulus package, to encourage PV installations and expand solar PV support programs. This is part of the country’s plan to encourage the growth of renewables in the energy portfolio. The U.S. government has extended the production tax credit and investment tax credit parts of the stimulus plan for solar PV development. California, the leading solar PV market in the U.S., was the first to initiate the feed-in tariff system in the country. These support mechanisms combined with other policies and incentives are expected to open up high-growth markets for solar PV. According to GlobalData, in this backdrop, the U.S. market for solar PV is expected to rise to 10,885 MW by 2015 at a compound annual growth rate of 39% during 2009-2015.

   According to GlobalData, U.S. grid-connected PV installations are mainly concentrated in a few states, with the state of California (757 MW) alone accounting for close to 66% of the country’s total cumulative installed solar PV capacity. The other major states with high cumulative installed capacity are New Jersey (101 MW), Colorado (52 MW), Nevada (49 MW), Arizona (36 MW), New York (32 MW) and Hawaii (20 MW).

    According to the California Energy Commission’s Energy Almanac, in 2008, 13.5% of the state’s electricity came from renewable sources. Of this, despite the solar PV market’s rapid growth over the past few years, solar power (which includes both solar PV and solar thermal) supplied only 0.24% of California’s total energy supply in 2008.

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

Feed-In Tariff Program for Small Generators

    On February 14, 2008, by adopting Resolution E-4137, the CPUC made new feed-in tariffs available for the purchase of up to 480 MW of renewable generating capacity from small generating facilities throughout California. The feed-in tariffs present a simple mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations. The government regulates the tariff rate. Under the feed-in tariff, utilities are obligated to buy renewable energy from producers, and the feed-in tariff sets the price which these utilities pay per unit of electricity. The feed-in tariffs provide a 10, 15, or 20-year fixed-price, non-negotiable contract to participating small renewable generators, sized up to 1.5 megawatts (MW). The rate paid by the utility is fixed at the time the power purchase contract is signed with no escalation over the 10, 15 or 20 year contract period. Accordingly, although fixing the price at the onset provides certainty, it doesn’t provide for adjustments to offset rising maintenance and operating expenses, over the course of the contract, due to inflation. Customers can sell renewable power under the feed-in tariff terms to Southern California Edison (SCE), Pacific Gas and Electric Company (PG&E), San Diego Gas and Electric Company (SDG&E), PacifiCorp, Sierra Pacific Power Company, Bear Valley Electric Service Division of Golden State Water Company, and Mountain Utilities. Any customer may sell to SCE or PG&E, but the feed-in tariffs are limited to water and waste water customers in the other four utilities. Accordingly, under this program, we will be confined to the territories of SCE and PG&E, the two largest investor-owned utilities in California.

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

Financial Analysis

            Installed, we estimate a 1.5 MW_ac solar PV system will cost $5.7 million, inclusive of taxes, which includes the cost of land, and over the course of 20 years, we estimate the system would generate $7.9 million in tariffs. We base our estimated cost on turn-key pricing models we obtained from module manufacturers and system integrators. We add to this our estimate of the cost of land. We base our land cost estimate on comparables and asking prices for land not yet sold. We calculate our estimated tariffs using PVSYST, modeling software for the study, sizing, simulation and data analysis of solar PV systems. Using NREL meteorological data from the Blythe, California airport site and system design inputs based on First Solar modules, we generate a monthly/hourly production forecast. We then apply to this production forecast the Market Price Referent for a power purchase agreement entered into in 2010, with a commercial operation date of 2011, adjusted to factor in SCE’s Time of Delivery factors, to arrive at our revenue forecast. This estimate includes an allowance for revenue erosion, as a consequence of equipment degradation, equal to 1% per year. Ground-mounted, fixed-tilt systems, such as those we intend to deploy, contain no moving parts, and as a consequence, maintenance and operating costs are kept to a minimum. Over the course of 20 years, adjusted for inflation, at a compounded annual inflation rate of 2.79%, we forecast the expenses for a 1.5 MW system, comprised of maintenance and operating costs, general administration and insurance, to be $1.01 million.

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

On October 13, 2009, the Company held its Annual General Meeting.  With the consent of the Meeting, Jeff Thachuk acted as Chairman of the Meeting and Lyndsay Schooley acted as Recording Secretary and Scrutineer of the Meeting.  The Scrutineer reported that there was one registered shareholder present in person, and twelve (12) shareholders were represented by proxy, representing 89% of the issued and outstanding common shares of the Company.  Upon motions duly made, seconded and carried, it was resolved that:

1.           The number of directors of the Company be fixed at four (4), and that Jefferson Thachuk, Raven Kopelman, Kenneth Bogas, and David Holmes be duly elected directors of the Company to hold office until the next annual general election of directors or until their successors be elected or appointed subject to the provisions of the Company’s Memorandum and Articles.

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

We did not file our proxy or information statement with the SEC since we are a foreign private issuer and as such are not subject to the provisions of Section 14(a) or 14(c) of the Securities Exchange Act of 1934, as amended.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Amortization expense decreased by $1,654 or 28% from $5,823 for the year ended March 31, 2009 to $4,169 for the year ended March 31, 2010. The Company’s website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. On completion of the Agreement on November 2, 2009, we wrote off the balance of our website development costs of $3,245 and our intangible asset of $279 (relating to the “MathNote” trademark). However, on completion of the Agreement on November 2, 2009, we acquired a business plan, the fair value of which was deemed to be $21,500. The business plan is amortized over its useful life of three years.

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

Stock based compensation increased by $46,393 or 528% from $8,787 for the year ended March 31, 2008 to $55,180 for the year ended March 31, 2009. The reason for the increase was that on November 3, 2008, the board of directors resolved that the exercise price of the Company’s 650,000 outstanding stock options be converted from Canadian dollars per share into U.S. dollars per share, using the Bank of Canada nominal noon exchange rate for November 3, 2008 of 0.8421. The accounting treatment was one where the transaction was regarded as a cancellation of the stock options originally granted and then the grant on the same day of the same number of stock options with the same terms except for the exercise prices now denominated in U.S. dollars. Because the stock options were fully vested, it resulted in the stock based compensation charge of $55,180.

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

To develop a 1.5 MW solar power plant, we estimate the cost to be $5.7 million, inclusive of taxes. We base our cost estimate on pricing models we obtained from solar PV system integrators and developers. Our cost estimate is susceptible to fluctuations in the price of solar modules. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represents roughly 50 percent of the total installed cost of the system. In the past two years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable. To mitigate this risk, our strategy is to enter into a two to three year engineering-procurement-construction agreement with a solar PV systems integrator/developer, where turn-key pricing for multiple 1.5 MW solar PV systems is fixed. There is no assurance we will be able to enter into such an agreement.

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
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CORONUS SOLAR INC.
(A development stage company)

We have audited the consolidated balance sheets of Coronus Solar Inc. (“the Company”) (a development stage company) as at March 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception December 3, 2001 (inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

STOCKHOLDERS’ DEFICIENCY
SHARE CAPITAL (Note 9)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 (March 31, 2009: 13,542,586) common shares	692,751	681,999

ADDITIONAL PAID IN CAPITAL	329,122	254,080

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(23,237)	2,706

DEFICIT, accumulated during the development stage	(1,174,823)	(1,019,643)

TOTAL STOCKHOLDERS’ (DEFICIENCY)	(176,187)	(80,858)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$22,253	$16,021

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

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS’
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(9)	(9)
(Loss) for the period	-	-	-	(376,277)	-	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	197	197
(Loss) for the year	-	-	-	(67,360)	-	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(265)	(265)
(Loss) for the year	-	-	-	(63,056)	-	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(506,693)	(77)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS’
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Balance, March 31, 2005	11,794,486	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(25,943)	(25,943)
(Loss) for the period	-	-	-	(155,180)	-	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(1,174,823)	$(23,237)	$(176,187)

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

Note 2 – Basis of Presentation – Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 2 – Basis of Presentation – Going Concern Uncertainties - Continued

The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Management plans to obtain additional financing through the issuance of shares, in order to allow the Company to complete its development phase and commence earning revenue. These financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than in the normal course of business.

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
Notes to Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2010

Note 3 – Summary of Significant Accounting Policies - Continued

(h) Website development costs

Website development costs were for the development of the Company’s corporate website and web-based courses. These costs were capitalized when acquired or developed, and installed, and were amortized over their estimated useful life of three years on a straight line basis. The Company accounted for these costs in accordance with Accounting Standards Codification ("ASC") Topic 350-50, Intangibles - Goodwill and Other - Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totaled to $1,081 (2009: $5,681) for the year ended March 31, 2010.

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

(vi) Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This ASU removes a scope exception, and an entity that has a beneficial interest in securitized financial assets that includes a credit derivative feature must evaluate that feature for bifurcation from the host financial asset in accordance with the guidance at ASC 815. ASU 2010-11 is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of an entity’s first fiscal quarter beginning after March 5, 2010. The Company does not expect that the adoption of ASU 2010-11 will have a material impact on its financial position, results of operations, or cash flows.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	42	president, principal executive officer, secretary, treasurer,
1100 – 1200 West 73rd Avenue		principal financial officer, principal accounting officer, and
Vancouver, BC V6P 6G5		a member of the board of directors

Raven Kopelman	33	chief programmer and a member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

David Holmes	44	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Kenneth Bogas	51	member of the board of directors
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

Background of officers and directors

Jefferson Thachuk

    Jefferson Thachuk has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors since December 2001. Mr. Thachuk is the secretary, treasurer, chief executive officer, chief financial officer, and chairman of the board of directors of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since we acquired Coronus on November 2, 2009. Mr. Thachuk is jointly responsible for Coronus’ business development and operations, as well as solely responsible for its administration. Since 2001, Mr. Thachuk has been a self-employed builder and real estate developer located in Vancouver, British Columbia, involved in the acquisition and management of real property, and the repair, renovation and development of the buildings thereon. As the primary contractor, Mr. Thachuk is responsible for all aspects of planning, permit procurement, and trades coordination. In March 2000, Mr. Thachuk co-founded The LegalDeeds Network Inc., a Vancouver, British Columbia web-based business that sells do-it-yourself legal documents over the Internet, and served as president from 2000 to 2001. As president, Mr. Thachuk was responsible for all aspects of operations and administration, but for information technology. Between 1998 and 2001, Mr. Thachuk attended the University of British Columbia, where he obtained a Bachelor of Laws degree. In October 2000, Mr. Thachuk completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. Mr. Thachuk’s business experience and schooling, as described above, led us to the conclusion that Mr. Thachuk should be a member of our board of directors.

Raven Kopelman
Raven Kopelman has been our chief programmer and a member of our board of directors since January 2002.  Since October 2008, Mr. Kopelman has been a software developer for Safe Software, located in Surrey, British Columbia, implementing features in Safe Software’s flagship Spatial ETL product. From September 2007 to August 2008, Mr. Kopelman worked for Radical Entertainment, located in Vancouver, British Columbia, as a Software Developer, contributing to XBox360 and PS3 games. Between 2006 and 2007, Mr. Kopelman worked for Mainframe Entertainment, located in Richmond, British Columbia, as an animation workflow Software Developer. Between 2001 and 2006, Mr. Kopelman worked for Raytheon Systems Canada, located in Richmond, British Columbia, as a Software Engineer for the Air Traffic Management Systems division. In 2000, Mr. Kopelman joined The LegalDeeds Network Inc. as Software Engineer, and was responsible for the development of the company’s core document generation technology. Presently, Mr. Kopelman is a director of The LegalDeeds Network Inc., and is responsible for spearheading all technology related efforts and decisions for the business. The LegalDeeds Network Inc. is a private corporation and its securities are not traded anywhere. Between 1995 and 2001, Mr. Kopelman attended the University of British Columbia, where he obtained a Bachelor of Science degree. Mr. Kopelman’s programming experience as described above, led us to the conclusion that Mr. Kopelman should be a member of our board of directors, in light of our Web-based courses history.

David Holmes
David Holmes has been a member of our board of directors since May 2007.  Since 1996, Mr. Holmes has been a self-employed businessman.  Since July 2007, Mr. Holmes has been an independent mortgage broker working with Dominion Lending Centres in Coquitlam, British Columbia. As mortgage broker, Mr. Holmes acts as an intermediary between lenders and borrowers, assessing lender needs and creditworthiness and matching them with appropriate lenders. Since 1997, Mr. Holmes has been co-owner, president and general manager of Gold ‘N Tan Studio, located in Richmond, British Columbia, and is responsible for all aspects of the business, including operations and administration.  Gold ‘N Tan Studio is engaged in the business of salon and aesthetics services. In July 2007, Mr. Holmes completed the Mortgage Brokerage Course in British Columbia, administered by the University of British Columbia’s Sauder School of Business. Between 1986 and 1991, Mr. Holmes attended the University of Alaska, where he obtained a Bachelor of Arts degree. Mr. Holmes’ business experience as described above, led us to the conclusion that Mr. Holmes should be a member of our board of directors.

Kenneth Bogas
Kenneth Bogas has been a member of our board of directors since March 2007.  Since June 2002, Mr. Bogas has been the owner, president and general manager of Balance Design located in Vancouver, British Columbia which is engaged in the business of custom landscape design. As general manager, Mr. Bogas is responsible for all aspects of operations and administration. From January 2000 to June 2005, Mr. Bogas was the owner and executive chef of Coco Pazzo Restaurant Ltd., a 100 seat fine dining restaurant located in Vancouver, British Columbia.  As executive chef, Mr. Bogas was responsible for all aspects of operations and administration. On August 17, 2005, after Mr. Bogas sold all of his right, title and interest in and to Coco Pazzo Restaurant Ltd., Coco Pazzo Restaurant Ltd. filed for bankruptcy protection in the Supreme Court of British Columbia, Bankruptcy and Insolvency, Case No. B 051644.  Coco Pazzo Restaurant Ltd. was discharged on January 19, 2007. Mr. Bogas’ business experience as described above, led us to the conclusion that Mr. Bogas should be a member of our board of directors.

Consultant

Mark Burgert

    Mark Burgert is neither a director nor an officer of the Company. Mr. Burgert is a consultant to the Company. Mr. Burgert is the founder and the current president and a director of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since the inception of Coronus on June 23, 2009. Mr. Burgert is jointly responsible for Coronus’ business development, strategy, direction, and operations. On us acquiring Coronus on November 2, 2009, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia. In respect of Mr. Burgert’s revenue real estate portfolio, Mr. Burger is responsible for all aspects of operations and administration. In March 2000, Mr. Burgert co-founded The LegalDeeds Network Inc., a Vancouver, British Columbia web-based business that sells do-it-yourself legal documents over the Internet, and has served as president from 2001 to the present. As president, Mr. Burgert is responsible for all aspects of operations and administration, but for information technology. In October 2000, Mr. Burgert completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. . In July 1995, Mr. Burgert completed the Real Estate Salesperson’s and Sub-Mortgage Broker’s Pre-licensing course, administered by the University of British Columbia’s Faculty of Commerce and Business Administration. Between 1986 and 1993, Mr. Burgert attended the University of British Columbia, where he obtained a Bachelor of Science in Forestry.
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

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Thachuk, Kopelman, Holmes, Bogas or Burgert have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, other than Coco Pazzo Restaurant Ltd. in which Mr. Bogas was the owner and executive chef and is described in Mr. Bogas’s biographical information above;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation, other than Jefferson Thachuk and Mark Burgert, as described below; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On July 17, 1998, the British Columbia Securities Commission (the “BCSC”) issued an order under the Securities Act of British Columbia prohibiting Jefferson Thachuk and Mark Burgert from becoming or acting as a director or officer of any reporting issuer in the Province of British Columbia for a period of three years and until they successfully completed a course of study satisfactory to the Executive Director of the BCSC concerning the duties and responsibilities of directors and officers, which they subsequently completed. The order related to their roles as directors and officers of Simon Fraser Resources Ltd. (“Simon Fraser”) in 1990 and 1991. The BCSC found they failed to exercise the care, diligence and skill of a reasonably prudent person as required by applicable corporate law. The BCSC issued a Cease-Trade Order against Simon Fraser on April 22, 1991 and the order currently remains in effect.

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

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2010	0	0	0	0	0	0	0	0
President, Secretary	2009	0	0	0	15,206(1)	0	0	0	15,206
and Treasurer	2008	0	0	0	0	0	0	0	0

Raven Kopelman	2010	141	0	0	0	0	0	0	141
Chief Programmer	2009	1,360	0	0	19,968(1)	0	0	0	21,328
	2008	1,186	0	0	0	0	0	0	1,186

(1)
Please refer to Note 9(b) of the Notes to Financial Statements of the audited consolidated balance sheets of Coronus Solar Inc. as at March 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from December 3, 2001 (inception) to March 31, 2010, elsewhere in this report, for the assumptions made in the valuation of the option awards mentioned in column (f) of the above table.

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

Potential Payments upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

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

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	4,875,000(1)(7)	31.37%(1)

Raven Kopelman	20,000(2)	0.13%(2)

David Holmes	30,000(3)	0.19%(3)

Kenneth Bogas	20,000(4)	0.13%(4)

All officers and directors as a group (4 persons)	4,945,000	31.82%

Greg Zakaib	950,000	6.11%
6-9311 Dayton Ave., Richmond, BC V6Y 1E2

Mike and Carrie Thachuk	800,000	5.15%
27133-25A Avenue, Aldergrove, BC V4W 3N4

Mark Burgert (6)	4,875,000(5)(7)	31.37%(5)
14446 North Bluff Road, White Rock, BC V4B 3C8

(1)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(2)	Includes fully vested stock options to acquire 20,000 shares of common stock at an exercise price of $0.065 per share.
(3)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.
(4)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.
(5)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(6)	Mark Burgert is a consultant to us, but not an officer or director and does not exercise control over us.
(7)
For both Messrs. Thachuk and Burgert, of the 4,875,000 shares shown as beneficially owned by each of them, 4,525,000 shares each are held in voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis. Messrs. Thachuk and Burgert maintain full voting and dividend rights in the escrowed shares.  The escrow of the shares was not mandated under any applicable laws or regulations. The escrow of the shares was solely as a result of private contractual terms, agreed to voluntarily by the parties to the Coronus Energy Corp. Share Purchase Agreement as a term of that Agreement.

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

Over the course of the past five years, Mr. Thachuk, through a series of loans, has lent the Company funds for working capital. As at March 31, 2010, we owed Mr. Thachuk an aggregate of USD $154,096. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan is no longer interest free. The aggregate loan accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand. Subsequent to March 31, 2010, Mr. Thachuk lent the Company a further CAD $89,500, as well as a further USD $6,600, for working capital. These additional loans are unsecured and due on demand, and accrue interest at the annual rate of 4%.

During the year ended March 31, 2010, included in accounts payable, USD $972 was owed to Mr. Thachuk for an out-of-pocket expense. This amount remains payable and does not accrue interest. This amount is not reflected in the shareholder loans described above

We have entered into an agreement with Raven Kopelman wherein we pay Mr. Kopelman CAD$25.00 for each hour for work performed as a Programmer. To serve as our chief programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.085 per share and on April 22, 2005, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.07 per share and USD$0.065 per share respectively.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation the 150,000 stock options exercisable at $0.07 until January 19, 2012 and the 150,000 stock options exercisable at $0.065 until April 22, 2015.  All of the options had been fully vested and none had been exercised.

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

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.				X

3.2	Bylaws.	S-1	11/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this amended Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of December, 2010.

CORONUS SOLAR INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	December 10, 2010
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

RAVEN KOPELMAN	Director and Chief Programmer	December 10, 2010
Raven Kopelman

DAVID HOLMES	Director	December 10, 2010
David Holmes

KENNETH BOGAS	Director	December 10, 2010
Kenneth Bogas

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.				X

3.2	Bylaws.	S-1	11/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3