Form 10-Q/A
period 2010-09-30
Coronus Solar Inc.
filed 2010-12-10
CIK 1448900

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   15,542,586 as of December 3, 2010.

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
(Unaudited)

Note 11 - Stockholders’ Equity – Continued

(b) Stock Options - Continued

Changes in stock options for the period ended September 30, 2010 and year ended March 31, 2010 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, September 30, 2010 and March 31, 2010	745,000	$0.065

The Company has the following options outstanding and exercisable at September 30, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$ 0.065	740,000	5.15	$ 0.065	740,000	$ 0.065
0.105	5,000	1.61	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.13	$ 0.065	745,000	$ 0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$ 0.065	740,000	5.90	$ 0.065	740,000	$ 0.065
0.105	5,000	2.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.88	$ 0.065	745,000	$ 0.065

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

Note 14 – Commitments

On August 25, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance was payable on November 30, 2010. On November 30, 2010, the balance payable was extended to December 31, 2010, in return for Coronus paying the seller $1,631 (equivalent to 8% per annum interest rate, over 31 days, based on the purchase price).

On August 28, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The total purchase price is $32,000. A non-refundable deposit of $1,000 was paid and the balance was payable on November 30, 2010. On November 30, 2010, the balance payable was extended to December 29, 2010, in return for Coronus placing an additional $1,000, non-refundable deposit into escrow.

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

On August 25, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance was payable on November 30, 2010. On November 30, 2010, the balance payable was extended to December 31, 2010, in return for Coronus paying the seller $1,631 (equivalent to 8% per annum interest rate, over 31 days, based on the purchase price). We sought the extension to December 31, 2010 because we lacked, and still lack, the funds to pay the contractual balance due. We expect to obtain the capital to pay the balance due, through the sale of our common stock. There is no assurance, however, that we will be able to raise this capital through the sale of common stock.

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The total purchase price is $32,000. A non-refundable deposit of $1,000 was paid and the balance was payable on November 30, 2010. On November 30, 2010, the balance payable was extended to December 29, 2010, in return for Coronus placing an additional $1,000, non-refundable deposit into escrow. We sought the extension to December 29, 2010 because we lacked, and still lack, the funds to pay the contractual balance due. We expect to obtain the capital to pay the balance due, through the sale of our common stock. There is no assurance, however, that we will be able to raise this capital through the sale of common stock.

Under the California Public Utilities Commission’s feed-in tariff program for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power plants. Further, we are entitled to deploy multiple 1.5 MW solar power plants on the same parcel, provided this works from a utility interconnection point of view. Accordingly, our intention is to develop one to three 1.5 MW solar power plants on each of the aforementioned parcels of vacant land. Because we estimate the cost to develop a 1.5 MW solar power plant to be $5.7 million, inclusive of taxes, we estimate the cost to develop six 1.5 MW solar power plant to be $34.2 million, inclusive of taxes. We expect to obtain the capital to pay for the power plants, through the sale of our common stock and through non-recourse senior secured debt and/or a tax equity transaction (to permit investors with tax capacity to monetize a 30% Federal Solar Investment Tax Credit). There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt and/or a tax equity transaction.

Regarding a tax equity transaction, the key federal tax incentive for solar is the Federal Solar Investment Tax Credit (ITC), equal to 30% of the asset owner’s cost basis for qualified solar facilities. The ITC is a dollar-for-dollar credit against the project owner’s federal income tax liability for the year the project is “placed in service.” Currently, the ITC applies to qualified projects placed in service before January 1st, 2017. In solar project finance, the investment that takes advantage of the ITC is the permanent financing, where tax benefits are optimized by allocating them to the party that can best utilize them. For example, a developer (a party that designs, supplies, builds, and installs a project) might not benefit from the ITC and other tax benefits. It may have net operating losses from its operations and no tax liability against which to apply the credits. It can introduce an investor that can utilize the tax benefits (has “tax capacity”). This investor might be a bank or other financial institution (the “tax equity investor”). Two financing models introduce tax equity to solar project finance: the sale-leaseback model and the partnership flip model.

In a sale-leaseback, for example, the developer procures a power purchase agreement and builds the facility. Once the project is ready for commercial operation (“placed in service”), the developer sells the facility to a tax equity investor who immediately leases the project back to the developer for a specified term. The power sale revenue under the power purchase agreement funds and serves as collateral security for the developer’s payment obligations under the lease. The owner/lessor of the solar project is the tax equity, and it claims the ITC. At the end of the lease, the project belongs to the tax equity, although, depending on the structure of the deal, the developer would likely have an option to purchase the facility at that time for nominal consideration. In the partnership flip model, the developer uses its capital and outside debt financing to construct the project using a special purpose company (typically, an LLC). When the project is “placed in service,” the tax equity makes a capital contribution to the company, which is used in part to repay the construction loan. The company is now a partnership between the developer and the investor. This partnership technique takes advantage of tax rules that, with limitations, allow the partners to allocate by agreement how the tax benefits and the cash flow from the partnership is divided between them. The parties will agree to a fixed after-tax yield for the tax investor. Until that investment target is reached, the ITC and all other items of tax income and loss are allocated 99% to the investor and 1% to the developer. Once the investor’s investment yield target has been reached (the “flip point”), the allocations reverse and cash and the tax attributes are allocated to the developer.

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

PART II. – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement - Vidal.				X

10.11	Vacant Land Purchase Agreement - Twentynine Palms.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of December, 2010.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, and Principal Financial Officer.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement - Vidal.				X

10.11	Vacant Land Purchase Agreement - Twentynine Palms.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3