Form 10-Q
period 2010-12-31
Coronus Solar Inc.
filed 2011-02-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   15,755,086 as of February 9, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	December 31,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$673	$1,294
Sales tax receivable	3,989	1,498
Prepaid expenses and deposit	1,179	638

TOTAL CURRENT ASSETS	5,841	3,430

LAND DEPOSIT AND DEFERRED CHARGES (Note 14)	7,262	-
EQUIPMENT (Note 8)	264	309
INTANGIBLE ASSET (Note 9)	13,138	18,514

TOTAL ASSETS	$26,505	$22,253

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$50,448	$44,344
Loan from a shareholder (Note 10)	253,935	154,096

TOTAL CURRENT LIABILITIES	304,383	198,440

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
15,542,586 common shares	692,751	692,751

ADDITIONAL PAID IN CAPITAL	355,425	329,122
ACCUMULATED OTHER COMPREHENSIVE LOSS	(29,957)	(23,237)
DEFICIT, accumulated during the development stage	(1,296,097)	(1,174,823)

TOTAL STOCKHOLDERS' DEFICIENCY	(277,878)	(176,187)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$26,505	$22,253

CONTINGENT LIABILITIES (Note 12)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Nine months ended		inception
	December 31,		December 31,		(December 3, 2001) to
	2010	2009	2010	2009	December 31, 2010

REVENUE	$-	$-	$-	$240	$1,751

EXPENSES
Amortization	1,810	45	5,428	1,144	44,118
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	2,494	1,339	6,299	3,551	16,278
Interest and bank charges	407	650	1,169	2,071	11,789
Office and miscellaneous	7,210	3,479	16,250	10,217	46,180
Professional fees	23,431	16,235	57,504	41,087	251,368
Repairs and maintenance	-	-	-	-	869
Salaries and wages	8,884	8,523	26,303	24,532	373,496
Stock based compensation	-	54,605	-	54,605	492,309
Telephone and utilities	197	359	514	974	11,371
Advertising and promotion	-	34	-	1,492	8,922
Travel	8	-	1,207	-	1,207
Feasibility study	-	-	6,600	-	6,600
Write down in website development costs	-	3,196	-	3,196	17,390
Write-off trademark cost	-	275	-	275	279

	44,441	88,740	121,274	143,144	1,303,104

OTHER INCOME
Interest income	-	-	-	16	31
Debt forgiven	-	-	-	729	5,225

	-	-	-	745	5,256

NET LOSS FOR THE PERIOD	(44,441)	(88,740)	(121,274)	(142,159)	(1,296,097)

CURRENCY TRANSLATION ADJUSTMENT	(9,229)	(3,782)	(6,720)	(19,935)	(29,957)

COMPREHENSIVE LOSS FOR THE PERIOD	$(53,670)	$(92,522)	$(127,994)	$(162,094)	$(1,326,054)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	15,542,586	14,825,195	15,542,586	13,971,677

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share on
December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(9)	(9)
(Loss) for the period	-	-	-	(376,277)	-	(376,277)

Balance, March 31, 2002 (Audited)	7,125,000	373,420	6,026	(376,277)	(9)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	197	197
(Loss) for the year	-	-	-	(67,360)	-	(67,360)

Balance, March 31, 2003 (Audited)	8,117,814	437,194	8,323	(443,637)	188	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(265)	(265)
(Loss) for the year	-	-	-	(63,056)	-	(63,056)

Balance, March 31, 2004 (Audited)	8,684,486	484,390	8,323	(506,693)	(77)	(14,057)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(12,847)	(12,847)
(Loss) for the year	-	-	-	(65,452)	-	(65,452)

Balance, March 31, 2005 (Audited)	11,794,486	606,339	12,244	(572,145)	(12,924)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	1,059	1,059
(Loss) for the year	-	-	-	(112,773)	-	(112,773)

Balance, March 31, 2006 (Audited)	12,490,086	635,502	79,364	(684,918)	(11,865)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(108)	(108)
(Loss) for the year	-	-	-	(65,430)	-	(65,430)

Balance, March 31, 2007 (Audited)	13,490,086	679,450	119,877	(750,348)	(11,973)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	4,447	4,447
(Loss) for the year	-	-	-	(96,432)	-	(96,432)

Balance, March 31, 2008 (Audited)	13,542,586	681,999	164,740	(846,780)	(7,526)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	10,232	10,232
(Loss) for the year	-	-	-	(172,863)	-	(172,863)

Balance, March 31, 2009 (Audited)	13,542,586	681,999	254,080	(1,019,643)	2,706	(80,858)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to December 31, 2010
(Expressed in U.S. Dollars)

				DEFICIT	ACCUMULATED
				ACCUMULATED	OTHER	TOTAL
			ADDITIONAL	DURING	COMPREHENSIVE	STOCKHOLDERS'
	COMMON		PAID-IN	DEVELOPMENT	INCOME	EQUITY
	SHARES	AMOUNT	CAPITAL	STAGE	(LOSS)	(DEFICIENCY)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(25,943)	(25,943)
(Loss) for the year	-	-	-	(155,180)	-	(155,180)

Balance, March 31, 2010 (Audited)	15,542,586	$ 692,751	$ 329,122	$(1,174,823)	$ (23,237)	$ (176,187)

Forgiveness of debt by a director and shareholder	-	-	26,303	-	-	26,303
Comprehensive income (loss):
Currency translation adjustment	-	-	-	-	(6,720)	(6,720)
(Loss) for the period	-	-	-	(121,274)	-	(121,274)

Balance, December 31, 2010 (Unaudited)	15,542,586	$ 692,751	$ 355,425	$ (1,296,097)	$ (29,957)	$ (277,878)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Nine months ended December 31,		(December 3, 2001) to
	2010	2009	December 31, 2010

OPERATING ACTIVITIES
Net loss for the period	$(121,274)	$(142,159)	$(1,296,097)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	5,428	1,144	44,118
Foreign exchange gain/loss	-	(72)	(23,430)
Forgiveness of debt	26,303	23,664	201,787
Imputed interests	-	3,551	9,979
Share issued for services / debts	-	-	26,301
Stock based compensation	-	54,605	492,309
Write down of website development costs	-	3,196	17,390
Write-off trademark cost	-	275	279
Changes in non-cash working capital:
Sales tax receivable	(2,382)	1,490	(2,683)
Prepaid expenses	(512)	583	13,213
Accounts payables and accrued liabilities	9,753	15,936	43,961

NET CASH USED IN OPERATING ACTIVITIES	(82,684)	(37,787)	(472,873)

INVESTING ACTIVITIES
Equipment	-	-	(1,871)
Land Deposit	(4,000)	-	(48,393)
Long-term prepaid expenses	(3,262)	-	(3,262)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(7,262)	-	(53,895)

FINANCING ACTIVITIES
Issuance of common shares	-	-	299,431
Loan from a shareholder	92,645	29,361	231,605

NET CASH FROM FINANCING ACTIVITIES	92,645	29,361	531,036

EFFECT OF EXCHANGE RATE ON CASH	(3,321)	1,914	(3,595)

NET INCREASE (DECREASE) IN CASH	(622)	(6,512)	673

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS -Beginning of Period	1,294	6,883	-

CASH AND CASH EQUIVALENTS -End of Period	$672	$371	$673

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense	$16	$154	$662
Taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$21,638	$21,638
Establishment of intangible asset through acquisition of Coronus	$-	$21,500	$21,500
Energy Corp.

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
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
Nine Months Ended December 31, 2010
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

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2010	2010

Working capital (deficiency)	$(298,542)	$(195,010)
Deficit	1,296,097	1,174,823

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 3 - Basis of Presentation  -  Continued

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive loss, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2010, and the results of operations and cash flows for the nine months ended December 31, 2010, and for the period from December 3, 2001 (Date of Commencement) to December 31, 2010.

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
Nine Months Ended December 31, 2010
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

(vi) Acquired Loans with Credit Deterioration

On October 1, 2010, the Company adopted FASB ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. Adoption of this ASU did not have a material impact on the financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 4 – Accounting Pronouncements Adopted During the Period  -  Continued

(vii) Revenue Recognition

On October 1, 2010, the Company adopted an amendment issued by FASB to ASC 605, Revenue Recognition, to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The adoption of the amendment to ASC 605 did not have a material impact on the financial statements.

(viii) Derivatives and Hedging - Scope Exception Related to Embedded Credit Derivatives

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

Note 5 - New Accounting Pronouncements

(i) Compensation - stock compensation

ASU No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

(ii) Fair Value Measurements and Disclosures

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 5 – New Accounting Pronouncements  -  Continued

(iii) Amendments to Certain Recognition and Disclosure Requirements

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

(iv) Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses

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

(v) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).  The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption is not expected to have a material effect on the financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 5 – New Accounting Pronouncements  -  Continued

(vi) Business Combination

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-28 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  We have evaluated ASU 2010-29 and have determined that its adoption is not expected to have a material effect on our financial statements.

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

Note 7 - Acquisition of Coronus

On November 2, 2009, the Company completed the acquisition of all the issued and outstanding shares of Coronus Energy Corp. (“Coronus”) through the issuance of 2,000,000 common shares of the Company, at a deemed value of $0.025 per share.  Under the Share Purchase Agreement, 2,025,000 common shares of Coronus Solar Inc. held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus, for $1. The transfer of these common shares was treated, as a contribution by Mr. Jeff Thachuk, as part of the consideration for the acquisition. Accordingly, the value of the transferred shares has been included in the additional paid in capital of the Company and a total of 4,025,000 common shares was determined as the consideration for the acquisition.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 7 – Acquisition of Coronus  -  Continued

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

Note 8 - Equipment

Equipment at December 31, 2010 and March 31, 2010 was summarized as follows:

		Accumulated	Net book
December 31, 2010	Cost	depreciation	value

Office equipment	$1,379	$1,176	$203
Computer equipment	1,056	995	61
	$2,435	$2,171	$264

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value

Office equipment	$1,351	$1,117	$234
Computer equipment	1,034	959	75
	$2,385	$2,076	$309

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 9 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at December 31, 2010 and March 31, 2010 were summarized as follows:

		Accumulated		Net book
December 31, 2010	Cost	amortization	Write-off	value

Business plan	$21,500	$8,362	$-	$13,138

		Accumulated			Net book
March 31, 2010	Cost	amortization		Write-off	value

Trademark	$374	$95		$279	$-
Business plan	21,500	2,986		-	18,514
	$21,500	$2,986	$		$18,514

Note 10 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

Effective April 1, 2010, the loan from a shareholder of $154,096 at March 31, 2010 accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand.

During the period ended December 31, 2010, the shareholder lent the Company a further CND $89,500 and USD $6,600 for working capital. The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

At December 31, 2010, the Company has accrued interest payable of $6,499.

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
Nine Months Ended December 31, 2010
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

As at December 31, 2010, 8,550,000 shares were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 11 - Stockholders’ Equity  -  Continued

(b) Stock Options  -  Continued

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

The estimated fair value of the options granted during the year ended March 31, 2010 was $0.076 per share. The Company recorded a total of $nil (2009: $nil) in stock based compensation expenses for the nine months ended December 31, 2010.

Changes in stock options for the period ended December 31, 2010 and year ended March 31, 2010 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, December 31, 2010 and March 31, 2010	745,000	$0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 11 - Stockholders’ Equity – Continued

(b) Stock Options - Continued

The Company has the following options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$ 0.065	740,000	5.15	$0.065	740,000	$0.065
0.105	5,000	1.61	0.105	5,000	0.105
$ 0.065 - $0.105	745,000	5.13	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$ 0.065	740,000	5.90	$0.065	740,000	$0.065
0.105	5,000	2.36	0.105	5,000	0.105
$ 0.065 - $0.105	745,000	5.88	$0.065	745,000	$0.065

Note 12 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 13 - Related Party Transactions

During the three and nine months ended December 31, 2010, the Company paid $nil (2009: $nil) and $779 (2009: $1,084) in director fees to the directors of the Company.

During the three and nine months ended December 31, 2010, $8,884 (2009: $8,495) and $26,303 (2009: $24,393) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 13 - Related Party Transactions  -  Continued

As at December 31, 2010, included in accounts payable, $992 (March 31, 2010: $972) was owed to a director of the Company and $6,499 (March 31, 2010: $nil) was accrued as interest payable for loan from a director of the Company.

During the period ended December 31, 2010, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional USD $99,839 for working capital. The additional USD $99,839 loan was unsecured, due on demand and bearing an interest of 4% per annum.

Note 14 – Commitments

On August 25, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement (the “Vidal Agreement”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, from Paul R Marshall Trust. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. In return for the Company paying forfeitable fees (equivalent to 8% per annum interest rate based on the purchase price), the close of escrow has been extended from November 30, 2010 to February 28, 2011. As at December 31, 2010, the Company paid forfeitable fees of $3,262 in total.

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The total purchase price is $32,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. The Company paid two additional non-refundable deposits totalling $2,000 to extend the close of escrow to January 21, 2011. The transaction was completed on January 24, 2011. As at December 31, 2010, a total of $3,000 in deposits was paid.

Note 15 – Subsequent Events

On January 21, 2011, the Company conducted a non-brokered private placement, issuing 212,500 shares of common stock to eleven investors, at a price of CAD $0.40 per share, for gross proceeds of CAD $85,000. In connection with the completion of the private placement, the Company paid CAD $7,500 in finder’s fees, in cash, to certain arm’s length parties.

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”). Under the 29-Palms North Agreement, Coronus agrees to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price is $40,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $7,000 within sufficient time to close escrow. Joshua Tree Holdings agrees to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow is March 9, 2011. The 29-Palms North Agreement is subject to Coronus’ Board of Director approval on or before February 23, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2010
(Unaudited)

Note 15 – Subsequent Events - Continued

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”). Under the Newberry Springs Agreement, Coronus agrees to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price is $45,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $7,000 within sufficient time to close escrow. Mike Hoch agrees to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow is March 8, 2011. The Newberry Springs Agreement is subject to 1) Coronus’ Board of Director approval on or before February 23, 2011 and 2) Coronus cooperating with Mike Hoch to affect a tax deferred exchange, which will meet the requirements of Section 1031 of the U.S. Internal Revenue Code. There can be no assurance Coronus’ Board of Director approval will be obtained.
On January 24, 2011, Coronus completed the 29-Palms East Agreement, as described above in Note 14. Under the 29-Palms East Agreement, Coronus acquired a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price Coronus paid was $32,000 in cash.

On January 27, 2011, the close of escrow for the Vidal Agreement, as described above in Note 14, was extended from January 31, 2011 to February 28, 2011. In return for the extension, Coronus paid Paul R Marshall Trust the forfeitable fee of $1,565, equalling the interest due for the month of February, 2011 (equivalent to 8% per annum interest rate based on the purchase price).

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

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary. Coronus is a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison (SCE), under the California Public Utilities Commission’s feed-in tariff program for small generators, and 2) the development of the corresponding 1.5 MW solar PV power plants.

On January 24, 2011, Coronus completed the Vacant Land Purchase Agreement (the “29-Palms East Agreement”), which Coronus entered into on August 28, 2010 and which was first reported in our Form 8-K filed with the SEC on August 31, 2010. Under the 29-Palms East Agreement, Coronus acquired a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. In respect of this land, our plan is to pursue three separate Interconnection Agreements from SCE, in relation to three separate 1.5 MW solar PV power plants. Accordingly, we are presently preparing the interconnection requests and intend to submit them to SCE on or before March 1, 2011.

As reported in our Form 8-K filed with the SEC on January 27, 2011, on January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. Provided Coronus’ Board of Director approval of the 29-Palms North Agreement is obtained, in respect of this land, our plan is to pursue three separate Interconnection Agreements from SCE, in relation to three separate 1.5 MW solar PV power plants. In anticipation of Coronus’ Board of Director approval, we are presently preparing the interconnection requests and intend to submit them to SCE on or before March 1, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

As reported in our Form 8-K filed with the SEC on January 27, 2011, on January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. Provided Coronus’ Board of Director approval of the Newberry Springs Agreement is obtained, in respect of this land, our plan is to pursue two separate Interconnection Agreements from SCE, in relation to two separate 1.5 MW solar PV power plants. In anticipation of Coronus’ Board of Director approval, we are presently preparing the interconnection requests and intend to submit them to SCE on or before March 1, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

As reported in our Form 8-K filed with the SEC on February 1, 2011, on January 27, 2011, the close of escrow for the Vacant Land Purchase Agreement (“Vidal”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, entered into by Coronus, as reported in our Form 8-K filed with the SEC on October 6, 2010, has been extended to February 28, 2011. We sought the extension because we lack the funds to pay the contractual balance due. Provided we can raise the funds, in respect of this land, our plan is to pursue two separate Interconnection Agreements from SCE, in relation to two separate 1.5 MW solar PV power plants. In anticipation of us raising the funds, we are presently preparing the interconnection requests and intend to submit them to SCE on or before March 1, 2011. There can be no assurance we will raise the funds.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. If we acquire further lands, our intention is to pursue Interconnection Agreements from SCE, in respect of these lands, in relation to 1.5 MW solar PV power plants.

Results of Operations

Three Months Ended December 31, 2010 compared to December 31, 2009

Amortization expense increased by $1,765 or 3920% from $45 for the three months ended December 31, 2009 to $1,810 for the three months ended December 31, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative quarter, the amortization expense was only related to the equipment.

Interest on shareholder loan increased by $1,155 or 86% from $1,339 for the three months ended December 31, 2009 to $2,494 for the three months ended December 31, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative quarter, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the loan now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $243 or 37% from $650 for the three months ended December 31, 2009 to $407 for the three months ended December 31, 2010. The reason for the decrease was the March 31, 2010 year end write-off of a finance charge applied against an outstanding payable as of December 31, 2009.

Office and miscellaneous expense increased by $3,731 or 107% from $3,479 for the three months ended December 31, 2009 to $7,210 for the three months ended December 31, 2010. The principal reason for the increase was that we incurred rent expense for an office in Canada on a month-to-month basis during the current quarter, and incurred no such expense in the comparative quarter. Additionally, we incurred greater filing fees and printing and mailing fees during the quarter, as compared to the comparative quarter.

Professional fees increased by $7,196 or 44% from $16,235 for the three months ended December 31, 2009 to $23,431 for the three months ended December 31, 2010. The reason for the increase was the legal costs we incurred in the current quarter in relation to us obtaining legal advice on the Treasury Department’s Recovery Act, Section 1603, Grant Program: Payments for Specified Energy Property in Lieu of Tax Credits.

We incurred no stock based compensation expense ($nil) for the three months ended December 31, 2010 compared to $54,605 for the three months ended December 31, 2009. We incurred the expense in the previous quarter due to the stock options we granted to Mark Burgert on November 2, 2009 by engaging Mr. Burgert as a consultant, in relation to the Coronus acquisition. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

Telephone and utilities expense decreased by $162 or 45% from $359 for the three months ended December 31, 2009 to $197 for the three months ended December 31, 2010. The reason for the decrease is the result of savings of roughly $50 per month in our monthly telephone expense.

We incurred no advertising and promotion expense ($nil) for the three months ended December 31, 2010 compared to $34 for the three months ended December 31, 2009. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

We incurred no write down in website development costs expense ($nil) for the three months ended December 31, 2010 compared to $3,196 for the three months ended December 31, 2009. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our website development costs of $3,196.

We incurred no write-off trademark cost expense ($nil) for the three months ended December 31, 2010 compared to $275 for the three months ended December 31, 2009. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our intangible asset of $275 (relating to the “MathNote” trademark).

Nine Months Ended December 31, 2010 compared to December 31, 2009

We achieved no revenue ($nil) for the nine months ended December 31, 2010 compared to $240 for the nine months ended December 31, 2009. The $240 in revenue for the nine months ended December 31, 2009 was attributable to sales of our online course, MathNote SAT®, which we discontinued on November 2, 2009, on completion of the acquisition of Coronus.

Amortization expense increased by $4,284 or 374% from $1,144 for the nine months ended December 31, 2009 to $5,428 for the nine months ended December 31, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative period, the Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by December 31, 2009.

Interest on shareholder loan increased by $2,748 or 77% from $3,551 for the nine months ended December 31, 2009 to $6,299 for the nine months ended December 31, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative period, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the loan now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $902 or 44% from $2,071 for the nine months ended December 31, 2009 to $1,169 for the nine months ended December 31, 2010. The reason for the decrease was the March 31, 2010 year end write-off of a finance charge applied against an outstanding payable as of December 31, 2009.

Office and miscellaneous expense increased by $6,033 or 59% from $10,217 for the nine months ended December 31, 2009 to $16,250 for the nine months ended December 31, 2010. The principal reason for the increase was that we incurred rent expense for an office in Canada on a month-to-month basis during the current period, and incurred no such expense in the comparative period. Additionally, we incurred greater filing fees and printing and mailing fees during the period, as compared to the comparative period.

Professional fees increased by $16,417 or 40% from $41,087 for the nine months ended December 31, 2009 to $57,504 for the nine months ended December 31, 2010. The reason for the increase was the legal and brokerage costs we incurred in the current period in relation to us pursuing full service DTC eligibility for the shares of our common stock. We incurred no such expense in the previous period. Additionally, we incurred legal costs in the current period in relation to us obtaining legal advice on the Treasury Department’s Recovery Act, Section 1603, Grant Program: Payments for Specified Energy Property in Lieu of Tax Credits. We incurred no such costs in the previous period.

We incurred no stock based compensation expense ($nil) for the nine months ended December 31, 2010 compared to $54,605 for the nine months ended December 31, 2009. We incurred the expense in the previous period due to the stock options we granted to Mark Burgert on November 2, 2009 by engaging Burgert as a consultant, in relation to the Coronus acquisition. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

Telephone and utilities expense decreased by $460 or 47% from $974 for the nine months ended December 31, 2009 to $514 for the nine months ended December 31, 2010. The reason for the decrease is the result of savings of roughly $50 per month in our monthly telephone expense.

We incurred no advertising and promotion expense ($nil) for the nine months ended December 31, 2010 compared to $1,492 for the nine months ended December 31, 2009. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

We incurred $1,207 in travel expense for the nine months ended December 31, 2010 compared to no travel expense ($nil) for the nine months ended December 31, 2009. In the current period, the travel expense related to an on-site meeting with a solar PV systems integrator in California.

We incurred $6,600 in feasibility study expense for the nine months ended December 31, 2010 compared to no feasibility study expense ($nil) for the nine months ended December 31, 2009. In the current period, the feasibility study expense related to the submission of interconnection and distribution service request deposits to Southern California Edison in respect of the 30 acre (Twentynine Palms East) and 280 acre (Vidal) parcels of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase.

We incurred no write down in website development costs expense ($nil) for the nine months ended December 31, 2010 compared to $3,196 for the nine months ended December 31, 2009. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our website development costs of $3,196.

We incurred no write-off trademark cost expense ($nil) for the nine months ended December 31, 2010 compared to $275 for the nine months ended December 31, 2009. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our intangible asset of $275 (relating to the “MathNote” trademark).

We achieved no debt forgiven income ($nil) for the nine months ended December 31, 2010 compared to $729 in debt forgiven income for the nine months ended December 31, 2009. On August 10, 2009, the author of our previous online courses waived a non-interest bearing, outstanding invoice, dated March 15, 2008.

Assets and Liabilities at December 31, 2010 compared to March 31, 2010

Prepaid expenses and deposit increased by $541 or 85% from $638 at March 31, 2010 to $1,179 at December 31, 2010. The principal reason for the increase was that we paid into trust CAD $1,000 to our Canadian corporate counsel in anticipation of future disbursements.

We posted a land deposit and deferred charges of $7,262 at December 31, 2010, compared to no land deposit ($nil) at March 31, 2010. The land deposit related to the $3,000 in deposits we made in respect of the 30 acre (Twentynine Palms East) parcel of vacant, California land Coronus, our wholly-owned subsidiary, agreed to purchase, and the $1,000 deposit we made in respect of the 280 acre (Vidal) parcel of vacant, California land Coronus agreed to purchase.  The deferred chares related to the forfeitable fees of $3,262 we paid as at December 31, 2010 in relation to the Vidal property purchase agreement, which the close of escrow has been extended from November 30, 2010 to February 28, 2011.

Intangible asset decreased by $5,376 or 29% from $18,514 at March 31, 2010 to $13,138 at December 31, 2010. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Loan from a shareholder increased by $99,839 or 65% from $154,096 at March 31, 2010 to $253,935 at December 31, 2010. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

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

Liquidity and Capital Resources

Since inception, we have issued 15,775,086 shares of our common stock and received cash of $376,512.

We have generated no meaningful revenues from our Coronus operations. We expect to obtain capital through the sale of our common stock. There is no assurance we will procure power purchase agreements, develop the corresponding solar power plants, generate power and receive the tariffs. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from shareholder loans are our only anticipated sources of additional capital.

On January 21, 2011, we conducted a non-brokered private placement, issuing 212,500 shares of our common stock to eleven investors, at a price of CAD $0.40 per share, for gross proceeds of CAD $85,000. In connection with the completion of the private placement, we paid CAD $7,500 in finder’s fees, in cash, to certain arm’s length parties. The investors were residents of British Columbia and Alberta, Canada. In respect of ten of the investors, representing 187,500 shares, the shares were issued pursuant to an exemption from applicable prospectus requirements under section 2.9 “Offering Memorandum” of National Instrument 45-106, Prospectus and Registration Exemptions. In respect of one of the investors, representing 25,000 shares, the shares were issued pursuant to an exemption from applicable prospectus requirements under section 2.5(1)(c) “Family, Friends and Business Associates” of National Instrument 45-106, Prospectus and Registration Exemptions, by reason of the investor being a parent of Jeff Thachuk, our president. Further, the shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that all of the sales of the securities took place outside the United States of America with non-U.S. persons.

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

On August 25, 2010, Coronus, the Company's wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement (the “Vidal Agreement”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, from Paul R Marshall Trust. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. On November 30, 2010, the balance payable was extended to December 31, 2010, in return for Coronus paying the seller $1,631 (equivalent to 8% per annum interest rate, over 31 days, based on the purchase price). On December 19, 2010, the balance payable was extended to January 31, 2011, in return for Coronus paying the seller $1,631 (equivalent to 8% per annum interest rate, over 31 days, based on the purchase price). On January 27, 2011, the balance payable was extended to February 28, 2011, in return for Coronus paying the seller $1,565 (equivalent to 8% per annum interest rate, over 28 days, based on the purchase price). We sought the extensions because we lacked, and still lack, the funds to pay the contractual balance due. We expect to obtain the capital to pay the balance due, through the sale of our common stock. There is no assurance, however, that we will be able to raise this capital through the sale of common stock.

On January 24, 2011, Coronus, our wholly-owned subsidiary, completed the Vacant Land Purchase Agreement (the “29-Palms East Agreement”), which Coronus entered into on August 28, 2010 and which was first reported in our Form 8-K filed with the SEC on August 31, 2010. Under the 29-Palms East Agreement, Coronus acquired a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price Coronus paid was $32,000, all cash.

On January 23, 2011, Coronus, our wholly-owned subsidiary, entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”). Under the 29-Palms North Agreement, Coronus agrees to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price is $40,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $7,000 within sufficient time to close escrow. Joshua Tree Holdings agrees to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow is March 9, 2011. The 29-Palms North Agreement is subject to Coronus’ Board of Director approval on or before February 23, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained. Further, we expect to obtain the capital to pay the deposit balance due, through the sale of our common stock. There is no assurance, however, that we will be able to raise this capital through the sale of common stock.

On January 24, 2011, Coronus, our wholly-owned subsidiary, entered into a second Vacant Land Purchase Agreement (the “Newberry Springs Agreement”). Under the Newberry Springs Agreement, Coronus agrees to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price is $45,000.  Coronus deposited $1,000 into escrow and agrees to deposit an additional $7,000 within sufficient time to close escrow. Mike Hoch agrees to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow is March 8, 2011. The 29-Palms North Agreement is subject to 1) Coronus’ Board of Director approval on or before February 23, 2011 and 2) Coronus cooperating with Mike Hoch to affect a tax deferred exchange, which will meet the requirements of Section 1031 of the Internal Revenue Code. There can be no assurance Coronus’ Board of Director approval will be obtained. Further, we expect to obtain the capital to pay the deposit balance due, through the sale of our common stock. There is no assurance, however, that we will be able to raise this capital through the sale of common stock.

Under the California Public Utilities Commission’s feed-in tariff program for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power plants. Further, we are entitled to deploy multiple 1.5 MW solar power plants on the same parcel, provided this works from a utility interconnection point of view. Accordingly, our intention is to develop one to three 1.5 MW solar power plants on each of the aforementioned parcels of vacant land. Because we estimate the cost to develop a 1.5 MW solar power plant to be $5.7 million, inclusive of taxes, we estimate the cost to develop one to three 1.5 MW solar power plants, per parcel, to be $5.7 million to $17.1 million, inclusive of taxes. We expect to obtain the capital to pay for these power plants, through the sale of our common stock and through non-recourse senior secured debt. There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt.

As a consequence of shareholder loans, we are currently indebted to our principal executive officer, who serves also as a director, in the amount of $253,935 through December 31, 2010. Our principal executive officer has verbally agreed to not seek repayment until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of $3,000 Canadian dollars per month, but forgives this salary when due, and has done so for the past four years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, as at December 31, 2010, included in accounts payable, $992 was owed to our principal executive officer for an out-of-pocket expense and a further $6,499 was interest payable on the shareholder loans described above. These amounts remain payable and do not accrue interest. These amounts are not reflected in the shareholder loans described above.

As of December 31, 2010, our total current assets were $5,841 and our total current liabilities were $304,383 resulting in a working capital deficit of $298,542.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
ITEM 6.	EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.				X

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.				X

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of February, 2011.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.				X

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.				X

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3