Form 10-Q/A
period 2010-12-31
Coronus Solar Inc.
filed 2011-02-17
CIK 1448900

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

REASON FOR AMENDMENT

The reason for our amending our Form 10-Q is to file Exhibit 10.15, Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH, in its entirety.

PART II. – OTHER INFORMATION

ITEM 6.	EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.				X

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of February, 2011.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/07).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/08).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/08).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/4/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A-2	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.				X

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3