Form 10-K
period 2011-03-31
Coronus Solar Inc.
filed 2011-06-27
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2011

Commission file number   000-53697

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2011: $4,005,052.

As of June 22, 2011, 27,079,086 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.                      BUSINESS.

General

We are a development stage company. Our goal is to deploy, own and operate utility-scale, solar photovoltaic (PV) power systems in the State of California. Our immediate-term focus is on small deployments, in multiples of 1.5 megawatt (MW) systems. By focusing on small deployments, we are eligible to obtain “must take” power purchase agreements (PPAs) under the California Public Utilities Commission’s feed-in tariff for small generators. Additionally, by focusing on small deployments, we are not restricted to interconnecting solely to transmission lines, which are under federal jurisdiction, but are able to interconnect to distribution lines as well, which are under state jurisdiction. Tapping into distribution lines gives rise to broader siting opportunities. Additionally, by tapping into distribution lines, we can circumvent the federal interconnection protocol, which currently takes eighteen months to complete and is done in clusters, and instead qualify for the state protocol, which takes only six to eight months, and can be done serially. By focusing on small deployments, we can interconnect to an existing transmission infrastructure that can support small interconnections. Our plan is to deploy a portfolio of systems.

Our immediate-term strategy is to procure PPAs from Southern California Edison (SCE), a leading utility in California, under the California Public Utilities Commission’s feed-in tariff for small generators. Under the feed-in tariff, SCE is obligated to buy renewable energy from renewable energy producers, and the feed-in tariff, which is regulated by the government, fixes the price, at the onset, SCE pays per unit of electricity. The term of the PPAs we intend to procure is 20 years. The program is restricted to facilities of rated generating capacity of 1.5 MW in size or less. We are entitled to enter into multiple PPAs, provided we deploy multiple facilities. Additionally, we are entitled to site multiple 1.5 MW systems on the same parcel, provided there is no material transmission network impact. Generator tie-ins of 5 MW or less may meet this test. Accordingly, our immediate-term strategy is to cluster multiple 1.5 MW systems on the same parcel. As of the date of this report, we have eight generating facility interconnection applications for eight 1.5 MW solar PV systems in SCE’s interconnection queue. Of these, combined system impact/ facilities studies are underway in respect of two of them.

On March 31, 2011, we and Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric. To satisfy this initial 21 MW round of deployments, as expeditiously as possible, our strategy, as described above, is to lever the feed-in tariff for small generators. Under the existing feed-in tariff, SCE’s allocated share of the 500 MW statewide cap is 247.690 MW. Service under the feed-in tariff is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible facilities within SCE’s service territory reaches 247.690 MW. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

California Public Utilities Commission proceedings are underway to implement Senate Bill 32 ("SB 32"), which amends the existing feed-in tariff by increasing the statewide cap to 750 MW. Additionally, under SB 32, the fixed price set by the California Public Utilities Commission can now include the value of avoiding environmental impacts, such as greenhouse gas emissions. The price may also include the value of “locational benefits” which can mean several things, depending on how the California Public Utilities Commission interprets the bill. At a minimum, we believe this will include the extra value of energy produced on distribution circuits that need help with peak demand. Lastly, projects can be up to 3 MW in size, as opposed to a maximum of 1.5 MW in size. Under the existing feed-in tariff, SCE's allocated share of the statewide cap is based upon the ratio of SCE's peak demand to total statewide peak demand of all electrical corporations, which equals 0.495. These same metrics are adopted under SB 32. Accordingly, we estimate SCE's share of the statewide cap of 750 MW will be approximately 372 MW.

As of February 16, 2011, under the feed-in tariff, SCE had 1.9 MW of project bandwidth executed and 212.2 MW of project bandwidth in its interconnection queue. Projects are phased through the queue as follows: application, system impact study, facilities study, interconnection agreement. The feasibility of projects are evaluated at each phase. There is no assurance projects in the queue will result in interconnection agreements. At the date of this report, under the feed-in tariff, we have 12 MW of projects in SCE's interconnection queue. Of this, 9 MW of projects are at the application phase and 3 MW of projects are at the combined system impact/ facilities studies phase. There is no assurance our projects will result in interconnection agreements. Further, there is no assurance we will be able to deploy 21 MW of projects under the feed-in tariff before the feed-in tariff is fully subscribed. By not acting quickly enough, and by not pursuing feasible projects, we may miss the feed-in tariff allotments. Lastly, SB 32 is not yet implemented. Accordingly, there is no assurance SB 32 will be implemented and the statewide cap, under the feed-in tariff, increased to 750 MW.

Belectric

On March 31, 2011, we and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric. Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, we paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of our common stock (the “Payment Shares”) to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance of the Payment Shares was $0.60. Accordingly, as at March 31, 2011, we recorded $6,584,400 under shareholders’ equity and construction in progress. As a consequence of the issuance of the Payment Shares, Belectric is now our largest shareholder, holding 40.53% of the issued and outstanding shares of our common stock at the date of this report.

Belectric is a resident California corporation. The Payment Shares were issued pursuant to an exemption from applicable prospectus requirements. Belectric is an accredited investor pursuant to Rule 501 of Regulation D of the United States Securities Act of 1933, as amended, in that all the equity owners of Belectric are accredited investors. Further, Belectric is an accredited investor pursuant to the provisions of National Instrument 45-106 adopted by the Canadian Securities Administrators in that all of the owners of interests, direct, indirect or beneficial, except the voting securities required by law to be owned by directors, are persons that are accredited investors.

Under the Solar Power Systems Agreement, Coronus has until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus is to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus is to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric is to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. Belectric agrees to design the systems to optimize revenue, with emphasis placed on the utilities’ time of delivery periods and factors. Additionally, Belectric shall be responsible for managing the operation of the solar PV systems, throughout the duration of the power purchase agreement underlying each system, and will receive, for the services to be provided, remuneration in the amount of USD $25 per kWp (DC rated output) per year.

There is no assurance Coronus will be able to provide Belectric with satisfactory proof of secured financing, on a per project basis. The Solar Power Systems Agreement is incorporated by reference as Exhibit 10.18 of this annual report.

With “Belectric” subsidiaries in 15 countries, Belectric International designs, manufactures and constructs utility-scale, solar PV systems worldwide. According to IMS Research’s 2010 Global PV System Integrator Rankings, Belectric International was the global leader in 2010, developing more than 300 MW of solar PV systems worldwide.

The Coronus Acquisition

On November 2, 2009, we completed the agreement (the “Agreement”) to acquire all of the issued and outstanding shares of Coronus Energy Corp. (“Coronus”), a development stage company founded to deploy, own and operate utility-scale solar power systems in the State of California. We acquired all of the outstanding shares of Coronus in exchange for 2,000,000 shares of our common stock at a deemed value of $0.025 per share. We issued the 2,000,000 shares of our common stock to Mark Burgert, the sole principal of Coronus. Under the Agreement, Jeff Thachuk, our president, transferred 2,025,000 of his shares of our common stock to Mr. Burgert for $1. The transfer of these common shares was treated, as a contribution by Mr. Thachuk, as part of the consideration for the acquisition. The transaction was accounted for as the purchase of assets. The Coronus assets acquired by us consisted of a detailed business plan regarding the market for, and deployment of, utility-scale solar power systems in the State of California, as well as minimal working capital.

Under the Agreement, options to acquire 905,000 shares of our common stock held by various persons were cancelled. Of the cancelled options, Raven Kopelman, Dave Holmes, and Ken Bogas, each a member of our board of directors, returned to us for cancellation, the options to acquire 480,000, 190,000 and 190,000 shares of our common stock, respectively. Under the Agreement, Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus. Mr. Burgert continues to hold office of president in Coronus. On closing, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016. On closing, 9,050,000 shares of our common stock collectively owned by Messrs. Thachuk and Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis. Messrs. Thachuk and Burgert maintain full voting and dividend rights in the 9,050,000 shares that were placed into escrow.

The above discussions reflect the 2 for 1 stock split, which occurred on November 3, 2009.

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

We were originally founded to create a web-based e-learning business that offered a variety of extracurricular, educational courses over the Internet. On completion of the Coronus acquisition, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. We now focus all of our efforts on the business of Coronus, our wholly-owned subsidiary. Coronus is a development stage company, founded to deploy, own and operate utility-scale solar

PV power systems in the State of California. Coronus was formed as a Delaware corporation on June 23, 2009, under the name Coronus Energy Corp. Coronus’ registered agent is Agents and Corporations, Inc. 1201 Orange Street, Suite 600, One Commerce Center, P.O. Box 511 Wilmington, Delaware 19801.

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

Solar power provides electrical generation by means of heat engines or photovoltaics. Our business is premised on photovoltaics, which is a method for generating electric power by using solar cells to convert energy from the sun into electricity. According to GlobalData, a market research firm, the global solar PV market witnessed substantial growth in 2008 and 2009 with 11,908 MW of installed capacity coming online in these two years as compared to only 2,392 MW installed in 2007. According to GlobalData, the market is driven by market stimulation packages offered by governments across the world, which includes the U.S. government. In the U.S., the growth momentum of the solar PV market has been largely facilitated by the support mechanisms provided by the federal and state governments. The U.S. federal government has provided funding of $3.1 billion to the states, as part of its economic stimulus package, to encourage PV installations and expand solar PV support programs. This is part of the country’s plan to encourage the growth of renewables in the energy portfolio. The U.S. government has extended the production tax credit and investment tax credit parts of the stimulus plan for solar PV development. California, the leading solar PV market in the U.S., was the first to initiate the feed-in tariff system in the country. These support mechanisms combined with other policies and incentives are expected to open up high-growth markets for solar PV. According to GlobalData, in this backdrop, the U.S. market for solar PV is expected to rise to 10,885 MW by 2015 at a compound annual growth rate of 39% during 2009-2015.

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

Per watt installation and annualized operating costs for a solar power plant have realized reductions over the last several years. The main driver for these reductions has been reductions in the price of solar modules, as well as advancements in panel assembly, installation techniques, and operating systems that together have helped to reduce material and labor costs. Nonetheless, government tax incentives and other support for solar electricity generation, such as renewable portfolio standards and feed-in tariffs, continue to be key to the adoption of solar power systems. In the U.S., tax incentive programs exist at both the federal and state level and can provide investment tax credits, accelerated depreciation and property tax exemptions for operators. Government mandated renewable portfolio standards are typically regionally or state based and direct regulated power utilities to supply a portion of their total electricity in the form of renewable electricity sources. Some programs further specify that a portion of the renewable energy quota must be from solar electricity, while others provide no specific technology requirement for renewable electricity generation. Government mandated feed-in tariffs require that regulated utilities are required to pay for renewable electricity generated by end-users and delivered into the electrical power grid.

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

Due to rapid industry-wide silicon production capacity expansion since 2008, the solar power industry is experiencing an oversupply of high-purity silicon, resulting in falling silicon prices. Increases in polysilicon production and an oversupply of solar cells and modules have resulted in substantial downward pressure on prices throughout the value chain. In June 2009, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $2.80 per watt and $2.48 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $1.76 per watt. In June 2011, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $1.80 per watt and $1.74 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $1.37 per watt. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represents roughly 50 percent of the total installed cost of the system.

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

Renewables Portfolio Standard (RPS)

A renewables portfolio standard (RPS) is a regulation that requires the increased production of energy from renewable energy sources, such as wind, solar, biomass, and geothermal. The policy ensures that a minimum amount of renewable energy is included in the portfolio mix of electricity resources serving a state or country, and – by increasing the required amount over time – the RPS can put the electricity industry on a path toward increasing sustainability. RPS-type mechanisms have been adopted in several countries, including Britain, Italy, Poland, Sweden, Belgium, and Chile, as well as in 30 U.S. states and the District of Columbia. Regulations vary from state to state, and there is no federal policy. Together these 30 U.S. states and the District of Columbia account for more than half of the electricity sales in the U.S. (source: U.S. Department of Energy). Of all the state-based RPS programs in place today, no two are the same. Each has been designed taking into account state-specific policy objectives (e.g. economic growth, diversity of energy supply, environmental concerns), local resource endowment, and the capacity to expand renewable energy production.

Established in 2002 under Senate Bill 1078 and accelerated in 2006 under Senate Bill 107, California’s Renewables Portfolio Standard (RPS) is one of the most ambitious renewable energy standards in the United States. Under California’s RPS statutes, retail sellers of electricity in California are required to increase the amount of renewable energy they procure each year by at least 1 percent until 20 percent of their retail sales are served with renewable energy by December 31, 2010. On November 17, 2008, Governor Arnold Schwarzenegger signed executive order S-14-08 which mandated a RPS of 33% by 2020, which sits in addition to the 20% by 2010 order. According to the California Public Utilities Commission (CPUC), California’s three large Investor Owned Utilities (IOUs) – Pacific Gas and Electric (PG&E), Southern California Edison (SCE) and San Diego Gas and Electric (SDG&E) – collectively served 18% of their 2010 retail electricity sales with renewable power.

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

Feed-In Tariff for Small Generators

On February 14, 2008, by adopting Resolution E-4137, the CPUC made new feed-in tariffs available for the purchase of up to 500 MW, as amended by Senate Bill 380, of renewable generating capacity from small generating facilities throughout California. The feed-in tariffs present a simple mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations. The government regulates the tariff rate. Under the feed-in tariff, utilities are obligated to buy renewable energy from producers, and the feed-in tariff sets the price which these utilities pay per unit of electricity. The feed-in tariffs provide a 10, 15, or 20-year fixed-price, non-negotiable contract to participating small renewable generators, sized up to 1.5 megawatts (MW). The rate paid by the utility is fixed at the time the power purchase contract is signed with no escalation over the 10, 15 or 20 year contract period. Accordingly, although fixing the price at the onset provides certainty, it doesn’t provide for adjustments to offset rising maintenance and operating expenses, over the course of the contract, due to inflation. Customers can sell renewable power under the feed-in tariff terms to Southern California Edison (SCE), Pacific Gas and Electric Company (PG&E), San Diego Gas and Electric Company (SDG&E), PacifiCorp, Sierra Pacific Power Company, Bear Valley Electric Service Division of Golden State Water Company, and Mountain Utilities. Any customer may sell to SCE, PG&E, or SDG&E, but the feed-in tariffs are limited to water and waste water customers in the other three utilities. Accordingly, under this program, we will be confined to the territories of SCE, PG&E and SDG&E, the three largest investor-owned utilities in California.

To qualify for the feed-in tariffs, the electric generation facility must be an eligible renewable energy resource. All renewable generation technologies, including solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels, are eligible. The tariffs are intended for smaller installations, up to 1.5 MW in size, where the host is a retail customer of the utility, interconnected and operated in parallel with the utility’s transmission and distribution system. The tariffs must be made available until the combined statewide cumulative rated capacity of eligible generation installed reaches500 MW. SCE’s allocated share of the 500 MW statewide cap is 247.690 MW. Service under the feed-in tariff is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible facilities within SCE’s service territory reaches 247.690 MW. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

California Public Utilities Commission proceedings are underway to implement Senate Bill 32 ("SB 32"), which amends the existing feed-in tariff by increasing the statewide cap to 750 MW. Additionally, under SB 32, the fixed price set by the California Public Utilities Commission can now include the value of avoiding environmental impacts, such as greenhouse gas emissions. The price may also include the value of “locational benefits” which can mean several things, depending on how the California Public Utilities Commission interprets the bill. At a minimum, we believe this will include the extra value of energy produced on distribution circuits that need help with peak demand. Lastly, projects can be up to 3 MW in size, as opposed to a maximum of 1.5 MW in size. Under the existing feed-in tariff, SCE's allocated share of the statewide cap is based upon the ratio of SCE's peak demand to total statewide peak demand of all electrical corporations, which equals 0.495. These same metrics are adopted under SB 32. Accordingly, we estimate SCE's share of the statewide cap of 750 MW will be approximately 372 MW.

As of February 16, 2011, under the feed-in tariff, SCE had 1.9 MW of project bandwidth executed and 212.2 MW of project bandwidth in its interconnection queue. Projects are phased through the queue as follows: application, system impact study, facilities study, interconnection agreement. The feasibility of projects are evaluated at each phase. There is no assurance projects in the queue will result in interconnection agreements. At the date of this report, under the feed-in tariff, we have 12 MW of projects in SCE's interconnection queue. Of this, 9 MW of projects are at the application phase and 3 MW of projects are at the combined system impact/ facilities studies phase. There is no assurance our projects will result in interconnection agreements. Further, there is no assurance we will be able to deploy 21 MW of projects under the feed-in tariff before the feed-in tariff is fully subscribed. By not acting quickly enough, and by not pursuing feasible projects, we may miss the feed-in tariff allotments. Lastly, SB 32 is not yet implemented. Accordingly, there is no assurance SB 32 will be implemented and the statewide cap, under the feed-in tariff, increased to 750 MW.

In respect of interconnection, under the feed-in tariff, participants must follow the FERC-approved generator interconnection procedures if interconnecting to the transmission grid, or Commission-approved Rule 21 if interconnecting to the distribution grid.

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

Marketing Strategy

Must-Take Contracts

Our strategy is to enter into must-take contracts (power purchase agreements) with investor-owned utilities, under the feed-in tariff for small generators. Our plan is to deploy 1.5 MW solar PV power systems, the maximum effective capacity of a participating facility under the current feed-in tariff. Under the feed-in tariff, the large, investor owned utility is obligated by law to buy, without contract negotiations, the renewable energy we produce, at predefined rates, and under predefined terms and conditions. The feed-in tariff program exempts us from competitive solicitations. Under the feed-in tariff, we are not precluded from participating more than once. Accordingly, our plan is to enter into multiple power purchase agreements, in respect of multiple 1.5 MW systems.

Southern California Edison

To calculate the actual price paid for eligible renewable power under the feed-in tariff, the metered energy production at the point of interconnection is multiplied by the applicable Market Price Referent and then by the applicable Time of Delivery (TOD) adjustment factor. The TOD adjustment factors are different for each utility. The two utilities relevant to Coronus are Southern California Edison (SCE) and Pacific Gas and Electric (PG&E). Based on a comparative analysis, reflecting the different TOD adjustment factors, under the feed-in tariff, we estimate SCE pays 15% more than PG&E for power generated by a solar PV system. Accordingly, our strategy is to locate our solar PV systems within the territory of SCE. SCE serves more than 13 million people in a 50,000 square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. Based in Rosemead, California, the utility has been providing electric service in the region for more than 120 years. SCE’s service territory includes more than 180 cities.

SCE administers its share of the feed-in tariff program under the name “Schedule CREST”. Service under Schedule CREST is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible renewable generating facilities within SCE’s service territory reaches 247.690 MW, which is SCE’s allocated share of the 500 MW statewide cap. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

Our goal is to enter into the standardized, must-take, full buy/sell, Schedule CREST Power Purchase Agreements (CREST PPAs) with SCE, where SCE purchases all of our generation, net of station use. We would select a term of 20 years, as the customer may select the term. There is no regulatory approval process. The tariff and the CREST PPA were previously reviewed and approved by the California Public Utilities Commission. Once we and SCE sign a CREST PPA, it becomes effective and legally binding. To procure the CREST PPA, we require 1) a site, 2) an SCE retail account at the site, 3) engineered designs of the proposed 1.5 MW solar PV system, 4) Energy Commission pre-certification as a Renewables Portfolio Standard eligible facility, 5) an interconnection agreement with SCE, and 6) us committing to complete the construction of the plant and achieve initial operation within 18 months of the CREST PPA execution date.

Siting

Our strategy is to locate our solar PV systems within the territory of SCE. Generally, we are looking at desert sites (the Mojave and Sonoran deserts), with service, where large plots of land are available and affordable. To accommodate a 1.5 MW solar PV system, we will require a 10 acre parcel of land. We estimate a 10 acre parcel of vacant, desert land, with service, will cost $15,000 to $50,000.

Rule 21 Interconnection

Under the feed-in tariff, participants must follow the FERC-approved generator interconnection procedures if interconnecting to the transmission grid, or Commission-approved Rule 21 if interconnecting to the distribution grid. The FERC interconnection protocol currently takes eighteen months to complete and is done in clusters; whereas, the Commission-approved Rule 21 protocol takes only six to eight months, and can be done serially. Accordingly, our strategy is to site our systems where interconnection to the distribution grid is possible, thereby enabling us to benefit from the timelier, Commission-approved, Rule 21 protocol.

Growth

Under the feed-in tariff, we are not precluded from participating more than once. Accordingly, our plan is to enter into multiple power purchase agreements.

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

In the large scale, on-grid solar power systems market, we face direct competition from companies that develop, own and operate solar power plants or sell turnkey solar power plants to end-users, such as utilities. In the context of our business plans, and our desire to capitalize on California’s feed-in tariff for small generators, we face direct competition from electric generation facilities that are eligible for and pursue the feed-in tariffs. To be eligible, the facility must utilize an eligible renewable generation technology, which includes solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Additionally, the facility must restrict the size of its installation to 1.5 MW. In the context of the feed-in tariff, we intend to compete primarily on the basis of speed, arriving prior to the exhaustion of the program’s capacity, by way of allotments.

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

Physical Plant

Design and Deployment

On March 31, 2011, we and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric. Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of solar PV systems from Belectric. Coronus has until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus is to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus is to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric is to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. Belectric agrees to design the systems to optimize revenue, with emphasis placed on the utilities’ time of delivery periods and factors. Additionally, Belectric shall be responsible for managing the operation of the solar PV systems, throughout the duration of the power purchase agreement underlying each system, and will receive, for the services to be provided, remuneration in the amount of USD $25 per kWp (DC rated output) per year.

With “Belectric” subsidiaries in 15 countries, Belectric International designs, manufactures and constructs utility-scale, solar PV systems worldwide. According to IMS Research’s 2010 Global PV System Integrator Rankings, Belectric International was the global leader in 2010, developing more than 300 MW of solar PV systems worldwide.

We intend to maintain property insurance policies to cover our PV systems against losses due to fire, floods and other natural disasters.

Financial Analysis

Installed, we forecast a 1.5 MW_ac solar PV system will cost $5.5 million, inclusive of taxes, and over the course of 20 years, we estimate the system would generate $8.8 million in tariffs. We base our cost forecast on the pricing we negotiated, adjusted to reflect the fair value of the payment shares we issued on entering into the agreement, with Belectric, under the Solar Power Systems Agreement. We calculate our estimated tariffs using PVSYST, modeling software for the study, sizing, simulation and data analysis of solar PV systems. Using NREL meteorological data for Twentynine Palms, California, and system design inputs based on First Solar modules and the Belectric design, we generate a monthly/hourly production forecast. We then apply to this production forecast the Market Price Referent for a power purchase agreement entered into in 2011, with a commercial operation date of 2012, adjusted to factor in SCE’s Time of Delivery factors, to arrive at our revenue forecast. This estimate includes an allowance for revenue erosion, as a consequence of equipment degradation, equal to 0.7% per year. Ground-mounted, fixed-tilt systems, such as those we intend to deploy, contain no moving parts, and as a consequence, maintenance and operating costs are kept to a minimum. Over the course of 20 years, adjusted for inflation, at a compounded annual inflation rate of 2.79%, we forecast the expenses for a 1.5 MW_ac system, comprised of maintenance and operating costs, property tax, general administration and insurance, to be $1.4 million.

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

We are developing our solar business through Coronus, as a wholly-owned subsidiary. As of the date of this annual report, we have two persons actively engaged in the business of Coronus: Mr. Thachuk and Mr. Burgert. Mr. Thachuk is jointly responsible for business development, strategy and direction, as well as solely responsible for operations and administration. Mr. Burgert is jointly responsible for business development, strategy and direction. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia. Mr. Thachuk devotes 40 hours per week towards the management of Coronus. Mr. Burgert devotes roughly 20 hours per week.

Offices

Our executive office is located at Suite 1100 – 1200 West 73rd Avenue, Vancouver, British Columbia, Canada V6P 6G5. We lease our office, month-to-month. We pay CAD$350 per month for the office, which includes the services of a shared receptionist, and a further CAD$55 per month for Internet and CAD$60 for a dedicated phone. On top of this, we are billed for photocopies, long distance phone/fax, and postage for outgoing mail, if and when we use these services.

ITEM 1A.                   RISK FACTORS.

Risks Related to Our Business

We need to raise significant capital in order to grow our business and fund our operations, as planned, which may not be available on acceptable terms or at all.

Our currently available capital resources and cash flows from operations are insufficient to meet our working capital and capital expenditure requirements. We need to raise significant capital to fund our plans, which includes the acquisition of private lands, and the funding of the solar PV power systems under the Solar Power Systems Agreement. Further, we will need operating capital until our solar PV power systems are online. Our cash requirements will depend on numerous factors, including, but not limited to, whether we’re able to procure the feed-in tariff power purchase agreements, and if so, whether we enter into multiple agreements, the size of the solar PV systems underlying the agreements, the costs of the private lands, and the needs of our general working capital. If adequate capital does not become available when needed on acceptable terms, or at all, our ability to fund our operations, and implement our plans will be hampered, resulting in our business, operating results, and/or financial condition being materially adversely affected.

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

Our plan is to procure power purchase agreements from investor-owned utilities under California’s feed-in tariff program for small generators. Although the feed-in tariffs present a mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations, the utility stipulates, as a special condition, that the facility be strategically located and interconnected to the electric transmission system in a manner that optimizes the deliverability of electricity generated at the facility to load centers. Although we believe we will be able to satisfy this special condition, there is no assurance we will. Failure to do so will result in our inability to procure the power purchase agreements, which would materially and adversely affect our business, operating results, and/or financial condition.

We face competition from other companies applying for the feed-in tariffs under California’s feed-in tariff program for small generators.

Under the feed-in tariff program for small generators, SCE’s allocated share of the 500 MW statewide cap is 247.690 MW. Although the individual allotments are restricted to facilities of 1.5 MW in size or smaller, eligible facilities extend beyond solar PV and include all competing renewable generation technologies, such as wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Service under the program is on a first-come-first-served basis and will be closed to new customers once SCE reaches its allocated share of the statewide cap. If we fail to compete effectively, by not acting quickly enough, we may miss the allotments. If we fail to obtain service under the program, we may be unable to increase our market share and revenues, which would materially and adversely affect our business, operating results, and/or financial condition.

We are dependent upon one solar PV systems integrator for systems installation.

Under the Solar Power Systems Agreement with Belectric, Belectric is to provide all services necessary for delivery to Coronus of 21 MW of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. Accordingly, we are dependent on Belectric to deploy our systems. Delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, financial failure, or otherwise, experienced by Belectric, would adversely affect or limit the implementation of our plans, which would materially and adversely affect our business, operating results, and/or financial condition. If we would be required to locate and contract with a substitute solar PV systems integrator, we may have difficulty identifying a substitute in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

We have a limited  operating history and expect to incur losses into the future.

As a development stage company, we have a limited operating history upon which an evaluation of our future success or failure can be made. To achieve and maintain profitability and positive cash flow we are dependent upon our ability to generate revenues and our ability to generate a profit. If we are unable to raise sufficient capital to fund our plans and/or unable to procure power purchase agreements under California’s feed-in tariff program for small generators, we may have to suspend or cease operations.

The success of our business depends on the continuing contributions of Jefferson Thachuk and Mark Burgert.

We rely heavily on the services of Jefferson Thachuk and Mark Burgert. Loss of the services of Mr. Thachuk and/or Mr. Burgert would adversely impact our operations. We do not carry key person life insurance on any of our senior management or other key personnel.

Risks Relating to Our Industry

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the installation of our solar PV power systems, which have a material adverse affect on our business and results of operations.

Installation of solar PV power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. We rely on Belectric to design systems that agree to these standards. Certain cities may have ordinances that prevent or increase the cost of installation of solar PV power systems. In addition, new government regulations or utility policies pertaining to solar PV power systems are unpredictable and may result in significant additional expenses or delays and, as a result, could cause a significant adverse impact on our operations.

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

ITEM 2.                      PROPERTIES.

Vidal
On August 25, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “Vidal Agreement”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, from Paul R Marshall Trust. The total purchase price was $240,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. In return for the Company paying forfeitable fees of $11,610, the close of escrow had been extended from November 30, 2010 to June 15, 2011. On June 14, 2011, Coronus and Paul R Marshall Trust mutually cancelled the Vidal Agreement, pursuant to provision 30 of the Vidal Agreement, a liquidated damages provision, whereby the $1,000 deposit originally paid by Coronus on entering into the Vidal Agreement, less escrow and realtor fees, was released to Paul R Marshall Trust. We sought the cancellation because we lacked the funds to pay the contractual balance due. The Vidal Agreement and the Vidal Agreement Cancellation Instructions are incorporated by reference as Exhibits 10.10 and 10.21, respectively, of this annual report.

Twentynine Palms East

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price of $32,000, all cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. The Twentynine Palms East Agreement is incorporated by reference as Exhibit 10.11 of this annual report.

Twentynine Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. Based on the feedback we received from SCE’s distribution and transmission engineers, on June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements (the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with SCE. The SIS/FAS Study Agreements relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems sited on this parcel. Additionally, based on the feedback we received from SCE’s distribution and transmission engineers, on May 11, 2011, Coronus submitted a third application to SCE relating to interconnection service and the CREST tariff for a third 1.5 MW solar PV power system sited on this parcel. We are presently waiting on SCE’s distribution and transmission engineers for feedback on this application. The Twentynine Palms North Agreement, and the SIS/FAS Study Agreement for Coronus 29-Palms North 1 and the SIS/FAS Study Agreement for Coronus 29-Palms North 2, are incorporated by reference as Exhibits 10.15, and 10.19 and 10.20, respectively, of this annual report.

Newberry Springs

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price was $45,000. Coronus agreed to pay $8,000, with Mike Hoch agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s transmission engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. The Newberry Springs Agreement is incorporated by reference as Exhibit 10.16 of this annual report.

Joshua Tree East

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price is $200,000. Close of escrow is June 30, 2011. Coronus deposited 5,000 into escrow and agrees to deposit an additional $25,000 within sufficient time to close escrow. Sal, Alfred and Frances Gonzalez agree to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. Based on the feedback we received from SCE’s distribution and transmission engineers, in respect of the applications for interconnection service for

Coronus 29-Palms North 1and Coronus 29-Palms North 2, on May 25, 2011, Coronus submitted five application to SCE relating to interconnection service and the CREST tariff for five 1.5 MW solar PV power systems sited on this parcel. We are presently waiting on SCE’s distribution and transmission engineers for feedback on these applications. The Joshua Tree East Agreement is filed as Exhibit 10.31 of this annual report.

Solar Photovolatic Power Systems

On March 31, 2011, we and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric. Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, we paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of our common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. Accordingly, as at March 31, 2011, we recorded $6,584,400 under shareholders’ equity and construction in progress.

Under the Solar Power Systems Agreement, Coronus has until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus is to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus is to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric is to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. There is no assurance Coronus will be able to provide Belectric with satisfactory proof of secured financing, on a per project basis. The Solar Power Systems Agreement is incorporated by reference as Exhibit 10.18 of this annual report.

ITEM 3.                      LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock was listed for trading on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) on May 6, 2009 under the symbol “IMNDF”. On October 13, 2009, our shareholders approved the change of our name from InsightfulMind Learning, Inc. to Coronus Solar Inc. and the split of our common stock on the basis of 2 new shares for each 1 old share. In respect of the Bulletin Board, the name change and the 2 for 1 forward split took effect at the open of business, January 15, 2010. On this date, FINRA issued us the new symbol “CRNSF”. The figures set forth below reflect the 2 for 1 stock split.

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 1/1/11 to 3/31/11	$0.60	$0.40
Third Quarter: 10/1/10 to 12/31/10	$0.40	$0.25
Second Quarter: 7/1/10 to 9/30/10	$0.25	$0.10
First Quarter: 4/1/10 to 6/30/10	$0.10	$0.10

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 1/1/10 to 3/31/10	$0.10	$0.05
Third Quarter: 10/1/09 to 12/31/09	$0.05	$0.05
Second Quarter: 7/1/09 to 9/30/09	$0.05	$0.05
First Quarter: 4/1/09 to 6/30/09	$0.05	$0.05

Holders

On June 22, 2011, we had 54 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans	0	0	1,962,908
approved by security holders (1)

Equity compensation plans not	0	0	0
approved by securities holders

Total	0	0	1,962,908

(1)
At our annual shareholders’ meeting on November 23, 2010, we proposed and the shareholders approved a 10% “rolling” stock option plan (the “Option Plan”). As of the date of this annual report, no options under the Option Plan have been granted.

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

Trends Affecting Our Business

In the past two and one-half years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable.

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar PV power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison (SCE), under the California Public Utilities Commission’s feed-in tariff program for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems.

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011, and which was first reported in our Form 8-K filed with the SEC on January 27, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. On February 22, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus 29-Palms North 1” and “Coronus 29-Palms North 2”). SCE’s distribution and transmission engineers’ initial assessment was favorable. Accordingly, on June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements (the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with SCE. The SIS/FAS Study Agreements set forth the terms and conditions for SCE to perform a combined system impact and facility study to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. The results of the SIS/FAS Study Agreements are anticipated to be completed within 90 business days.

Interconnection agreements with SCE are premised on the results of SIS/FAS studies, provided the specified and estimated cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection, is economical. There is no assurance the results of SIS/FAS studies will be economical.

Based on the feedback we received from SCE’s distribution and transmission engineers, in respect of their initial assessment of Coronus’ generating facility interconnection applications for Coronus 29-Palms North 1 and Coronus 29-Palms North 2, on May 11, 2011, Coronus submitted a third generating facility interconnection applications to SCE in respect of a third, utility-scale, 1.5 MW solar PV power system to be sited on the same parcel (“Coronus 29-Palms North 3”). We are presently waiting on SCE’s distribution and transmission engineers for feedback on this application. Provided the feedback we obtain is favorable, our plan is to enter into a SIS/FAS Study Agreement with SCE for Coronus 29-Palms North 3.

Based on the feedback we received from SCE’s transmission engineers, in respect of their initial assessment of Coronus’ generating facility interconnection applications for Coronus 29-Palms North 1 and Coronus 29-Palms North 2, on May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. Close of escrow is June 30, 2011. Our plan is to close. Based on the feedback we received from SCE’s transmission engineers, in respect of their initial assessment of Coronus’ generating facility interconnection applications for Coronus 29-Palms North 1 and Coronus 29-Palms North 2, on May 25, 2011, Coronus submitted five generating facility interconnection applications to SCE in respect of five, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus JT Cascade 1”, “Coronus JT Cascade 2”, “Coronus JT Cascade 3”, “Coronus JT Shasta 1”, and “Coronus JT Shasta 2”). We are presently waiting on SCE’s distribution and transmission engineers for feedback on these applications. Provided the feedback we obtain is favorable, our plan is to enter into SIS/FAS Study Agreements with SCE for any of Coronus JT Cascade 1, Coronus JT Cascade 2, Coronus JT Cascade 3, Coronus JT Shasta 1, and/or Coronus JT Shasta 2.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 100 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, 1.5 MW solar PV power systems to be sited on these lands.

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

1.         Revenue and Operating Expenses

We achieved no revenue ($nil) for the year ended March 31, 2011 compared to $249 for the year ended March 31, 2010. The $249 in revenue for the year ended March 31, 2010 was attributable to sales of our online course, MathNote SAT®, which we discontinued on November 2, 2009, on completion of the acquisition of Coronus.

Amortization expense increased by $3,067 or 74% from $4,169 for the year ended March 31, 2010 to $7,236 for the year ended March 31, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative year, the Company's website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by March 31, 2010.

Interest on shareholder loan increased by $3,816 or 76% from $4,997 for the year ended March 31, 2010 to $8,813 for year ended March 31, 2011. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year. In the comparative year, the shareholder loan was non-interest bearing. Despite this, the Company charged imputed interest of 4% per annum and recorded the interest as additional paid in capital. Effective April 1, 2010, the outstanding loan principal now accrues interest at the annual rate of 4%.

Interest and bank charges expense decreased by $617 or 25% from $2,497 for the year ended March 31, 2010 to $1,880 for the year ended March 31, 2011. The reason for the decrease is we incurred no credit card service charges for online course sales for the year ended March 31, 2011.

Office and miscellaneous expense increased by $7,333 or 56% from $13,196 for the year ended March 31, 2010 to $20,529 for the year ended March 31, 2011. The principal reason for the increase was that we incurred rent expense for an office in Canada on a month-to-month basis during the current year, and incurred no such expense in the comparative year. Additionally, we incurred greater filing fees and printing and mailing fees during the year, as compared to the comparative year.

We incurred no stock based compensation expense ($nil) for the year ended March 31, 2011compared to $26,144 for the year ended March 31, 2010. We incurred the expense in the comparative year due to the stock options we granted to Mark Burgert on November 2, 2009 by engaging Mr. Burgert as a consultant, in relation to the Coronus acquisition. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016.

Telephone and utilities expense decreased by $660 or 48% from $1,369 for the year ended March 31, 2010 to $709 for the year ended March 31, 2011. The reason for the decrease is the result of savings of roughly $50 per month in our monthly telephone expense.

We incurred no advertising and promotion expense ($nil) for the year ended March 31, 2011 compared to $1,514 for the year ended March 31, 2010. The reason for the decrease was that, in anticipation of the closing of the Coronus acquisition in early November, 2009, we suspended and ceased indefinitely all advertising of our online course in October, 2009.

We incurred $1,219 in travel expense for the year ended March 31, 2011 compared to no travel expense ($nil) for the year ended March 31, 2010. In the current year, the travel expense related to an on-site meeting with a solar PV systems integrator in California.

We incurred $12,200 in feasibility study expense for the year ended March 31, 2011 compared to no feasibility study expense ($nil) for the year ended March 31, 2010. In the current year, the feasibility study expense related to deposits Coronus paid to Southern California Edison in respect of four Rule 21 generating facility interconnection applications and two WDAT SGIP interconnection and distribution service requests.

We incurred $2,499 in foreign exchange losses for the year ended March 31, 2011 compared to no foreign exchange loss (gain) ($nil) for the year ended March 31, 2010. In the current year, the foreign exchange loss was attributable to the strong Canadian dollar, as our functional currency is the Canadian dollar.

We incurred $8,400 in write-down of land deposits for the year ended March 31, 2011 compared to no write-down of land deposits ($nil) for the year ended March 31, 2010. In the current year, as at March 31, 2011, we had paid $8,400 in land deposits in respect of one vacant land purchase agreement, the Vidal Agreement. Subsequent to our year end, the parties to the Vidal Agreement cancelled the agreement, and the land deposits Coronus made were forfeited.

We incurred no write down in website development costs expense ($nil) for the year ended March 31, 2011 compared to $3,245 for the year ended March 31, 2010. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our website development costs of $3,245.

We incurred no write-off trademark cost expense ($nil) for the year ended March 31, 2011 compared to $279 for the year ended March 31, 2010. On completion of the acquisition of Coronus on November 2, 2009, we wrote off the balance of our intangible asset of $279 (relating to the “MathNote” trademark).

We achieved no debt forgiven income ($nil) for the year ended March 31, 2011 compared to $5,225 in debt forgiven income for the year ended March 31, 2010. On August 10, 2009, the course author we used previously waived a non-interest bearing, outstanding invoice, dated March 15, 2008, in the amount of $757 and at year end March 31, 2010, a financial consultant we used previously waived an outstanding invoice, plus interest, in the amount of $4,468.

2.            Assets and Liabilities

Construction in progress was $6,586,415 at March 31, 2011 compared to no construction in progress ($nil) at March 31, 2010. On March 31, 2011, the Company and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems with Belectric, a U.S.-based solar PV systems integrator. Under the agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress.

Property, plant and equipment increased by $77,883 or 25,000% from $309 at March 31, 2010 to $78,192 at March 31, 2011. The increase was due to the California vacant land Coronus purchased during the year, namely the Twentynine Palms East parcel and the Newberry Springs parcel.

Intangible asset decreased by $7,167 or 39% from $18,514 at March 31, 2010 to $11,347 at March 31, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. The decrease reflects the amortization of the business plan over the course of the year.

Loan from a shareholder increased by $114,854 or 75% from $154,096 at March 31, 2010 to $268,950 at March 31, 2011. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the period, for working capital.

Note payable was $37,100 at March 31, 2011 compared to no note payable ($nil) at March 31, 2010. The note payable relates to Coronus’ Newberry Springs vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $37,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. At March 31, 2011, the Company had accrued interest payable of $100.

3.            Share Capital

Share capital increased by $6,655,093 or 960% from $692,751 at March 31, 2010 to $7,347,844 at March 31, 2011. On January 21, 2011, the Company completed a non-brokered private placement, issuing 212,500 shares of common stock to eleven investors, at a price of CAD$0.40 per share, for gross proceeds of CAD$85,000. On March 31, 2011, the Company and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems with Belectric, a U.S.-based solar PV systems integrator. Under the agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress.

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

To become profitable and competitive, we need to procure power purchase agreements from SCE, under the California Public Utilities Commission’s feed-in tariff program for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

We expect to raise additional capital through the sale of common stock in private placements. There is no assurance, however, that we will be able to raise any capital through the sale of common stock. Further, equity financing could result in additional dilution to existing shareholders.

We do not believe that possible inflation and price changes will affect our revenues.

Our auditors have issued a going concern opinion in our consolidated financial statements for the year ended March 31, 2011. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 27,079,086 shares of our common stock and received cash of $595,032.

We have generated no revenues from our Coronus operations. We expect to obtain capital through the sale of our common stock. There is no assurance we will procure power purchase agreements, obtain land use permits, or secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from shareholder loans are our only anticipated sources of additional capital.

On January 21, 2011, we conducted a non-brokered private placement, issuing 212,500 shares of our common stock to eleven investors, at a price of CAD$0.40 per share, for gross proceeds of CAD$85,000. In connection with the completion of the private placement, we paid CAD$7,500 in finder’s fees, in cash, to certain arm’s length parties. The investors were residents of British Columbia and Alberta, Canada. In respect of ten of the investors, representing 187,500 shares, the shares were issued pursuant to an exemption from applicable prospectus requirements under section 2.9 “Offering Memorandum” of National Instrument 45-106, Prospectus and Registration Exemptions. In respect of one of the investors, representing 25,000 shares, the shares were issued pursuant to an exemption from applicable prospectus requirements under section 2.5(1)(c) “Family, Friends and Business Associates” of National Instrument 45-106, Prospectus and Registration Exemptions, by reason of the investor being a parent of Jeff Thachuk, our president. Further, the shares were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that all of the sales of the securities took place outside the United States with non-U.S. persons.

On May 10, 2011, we conducted a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD$0.60 per Unit, for proceeds of CAD$210,000, to one investor. Each Unit was comprised of one share of our common stock and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further share of our common stock at an exercise price of CAD$0.75 for a period of five years. In connection with the completion of the private placement, we paid no finder’s fees. The investor was a resident of British Columbia, Canada. The Units were issued pursuant to an exemption from applicable prospectus requirements under section 2.10 “Minimum amount investment” of National Instrument 45-106, Prospectus and Registration Exemptions, by reason of the fact that the investor purchased as principal and by reason of the fact that the Units had an acquisition cost to the purchaser of not less than CAD$150,000 paid in cash at the time of the distribution. Further, the foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof in that all sales took place outside the United States with non-U.S. persons.

To develop a 1.5 MW solar power plant, we forecast the cost to be $5.5 million, inclusive of taxes. We base our cost forecast on the pricing we negotiated, adjusted to reflect the fair value of the payment shares we issued on entering into the agreement, with Belectric, under the purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”). Under the Solar Power Systems Agreement, Coronus has until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus is to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus is to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric is to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. There is no assurance Coronus will be able to provide Belectric with satisfactory proof of secured financing, on a per project basis.

On August 25, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “Vidal Agreement”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, from Paul R Marshall Trust. The total purchase price was $240,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. In return for the Company paying forfeitable fees of $11,610, the close of escrow had been extended from November 30, 2010 to June 15, 2011. On June 14, 2011, Coronus and Paul R Marshall Trust mutually cancelled the Vidal Agreement, pursuant to provision 30 of the Vidal Agreement, a liquidated damages provision, whereby the $1,000 deposit originally paid by Coronus on entering into the Vidal Agreement, less escrow and realtor fees, was released to Paul R Marshall Trust. We sought the cancellation because we lacked the funds to pay the contractual balance due.

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price of $32,000, all cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we may offer this parcel for sale.

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price was $45,000. Coronus agreed to pay $8,000, with Mike Hoch agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s transmission engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we may offer this parcel for sale.

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price is $200,000. Close of escrow is June 30, 2011. Coronus deposited 5,000 into escrow and agrees to deposit an additional $25,000 within sufficient time to close escrow. Sal, Alfred and Frances Gonzalez agree to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. We have the funds to close escrow and we intend to do so. At this point in time, although in the preliminary stages, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

Under the California Public Utilities Commission’s feed-in tariff program for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power systems. Further, we are entitled to deploy multiple 1.5 MW solar power systems on the same parcel, provided this works from a utility interconnection point of view. Because we estimate the cost to develop a 1.5 MW solar power plant to be $5.5 million, inclusive of taxes, we estimate the cost to develop one to three 1.5 MW solar power plants, per parcel, to be $5.5 million to $16.5 million, inclusive of taxes. We expect to obtain the capital to pay for these power plants, through the sale of our common stock and through non-recourse senior secured debt. There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt.

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $268,950, inclusive of interest, through March 31, 2011. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrues interest at the annual rate of 4%. At March 31, 2011, the Company had accrued interest payable of $9,212 on the shareholder loan. As in the past, the loan is unsecured and due on demand. Subsequent to March 31, 2011, our principal executive officer lent the Company a further CAD$8,500. This additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%. Subsequent to March 31, 2011, the Company repaid our principal executive officer CAD$50,000 of the principal amount owing, in respect of the loan.

Our principal executive officer has verbally agreed to not seek repayment of the shareholder loans until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgives this salary when due, and has done so for the past five years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, at March 31, 2011, included in accounts payable, $1,016 was owed to our principal executive officer for an out-of-pocket expense. This amount remain payable and does not accrue interest. This amount is not reflected in the shareholder loans described above.

As of March 31, 2011, our total current assets were $10,258 and our total current liabilities were $316,515 resulting in a working capital deficiency of $295,842.

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

Independent Auditors’ Report

To the Board of Directors and Stockholders of

CORONUS SOLAR INC.
(A development stage company)

We have audited the consolidated balance sheets of Coronus Solar Inc.  (“the Company”) (a development stage company) as at March 31, 2011 and 2010 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception December 3, 2001 (inception) to March 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on December 3, 2001 to March 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

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

Vancouver, Canada                                                                          MNP LLP

June 23, 2011                                                                                   Chartered Accountants

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31,
	2011	2010

ASSETS
CURRENT
Cash and cash equivalents	$6,233	$1,294
Sales tax receivable	3,079	1,498
Prepaid expenses and deposit	946	638

TOTAL CURRENT ASSETS	10,258	3,430

CONSTRUCTION IN PROGRESS (Note15)	6,586,415	-

PROPERTY, PLANT AND EQUIPMENT (Note 7)	78,192	309

INTANGIBLE ASSET (Note 8)	11,347	18,514

TOTAL ASSETS	$6,686,212	$22,253

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 14)	$47,565	$44,344
Loan from a shareholder (Note 9)	268,950	154,096

TOTAL CURRENT LIABILITIES	316,515	198,440

NOTE PAYABLE (Note 10)	37,100	-

TOTAL LIABILITIES	353,615	198,440

STOCKHOLDERS' DEFICIENCY
SHARE CAPITAL (Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
26,729,086 common shares (2010: 15,542,586)	7,347,844	692,751

ADDITIONAL PAID IN CAPITAL	364,542	329,122

ACCUMULATED OTHER COMPREHENSIVE LOSS	(34,938)	(23,237)

DEFICIT, accumulated during the development stage	(1,344,851)	(1,174,823)

TOTAL STOCKHOLDERS' DEFICIENCY	6,332,597	(176,187)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,686,212	$22,253

CONTINGENT LIABILITIES (Note 13)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2011	2010	March 31, 2011

REVENUE	$-	$249	$1,751

EXPENSES
Amortization	7,236	4,169	45,926
Consulting fee	-	-	20,928
Interest on shareholder loan	8,813	4,997	18,792
Interest and bank charges	1,880	2,497	12,500
Office and miscellaneous	20,529	13,196	50,459
Professional fees	71,123	70,105	264,987
Repairs and maintenance	-	-	869
Salaries and wages	35,420	33,156	382,613
Stock based compensation	-	26,144	492,309
Telephone and utilities	709	1,369	11,566
Advertising and promotion	-	1,514	8,922
Travel	1,219	-	1,219
Feasibility study	12,200	-	12,200
Foreign exchange loss (gain)	2,499	-	2,499
Write-down of land deposits	8,400	-	8,400
Write down in website development costs	-	3,245	17,390
Write-off trademark cost	-	279	279

	170,028	160,671	1,351,858

OTHER INCOME
Interest income	-	17	31
Debt forgiven	-	5,225	5,225

	-	5,242	5,256

NET LOSS FOR THE YEAR	(170,028)	(155,180)	(1,344,851)

CURRENCY TRANSLATION ADJUSTMENT	(11,701)	(25,783)	(34,938)

COMPREHENSIVE LOSS FOR THE YEAR	$(181,729)	$(180,963)	$(1,379,789)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	15,612,823	14,359,024

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED	TOTAL
			ADDITIONAL	COMPREHENSIVE	DURING	STOCKHOLDERS'
	COMMON		PAID-IN	INCOME	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	(DEFICIENCY)
Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
December 3, 2001 (inception) to March 31, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED	TOTAL
			ADDITIONAL	COMPREHENSIVE	DURING	STOCKHOLDERS'
	COMMON		PAID-IN	INCOME	DEVELOPMENT	EQUITY
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	(DEFICIENCY)

Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	$ 692,751	$ 329,122	$ (23,237)	$ (1,174,823)	$ (176,187)

Stock issued for cash at $0.402 per share
on January 21, 2011 (net of share issuance cost)	212,500	70,693				70,693
Stock issued for construction of solar power plants
on March 31, 2011	10,974,000	6,584,400				6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-		(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	$ 7,347,844	$ 364,542	$ (34,938)	$ (1,344,851)	$ 6,332,597

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2011	2010	March 31, 2011

OPERATING ACTIVITIES
Net loss for the year	$(170,028)	$(155,180)	$(1,344,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	7,236	4,169	45,926
Foreign exchange gain/loss	2,499	266	(20,931)
Forgiveness of debt	35,420	38,240	210,904
Imputed interests	8,813	4,997	18,792
Share issued for services / debts	-	-	26,301
Stock based compensation	-	26,144	492,309
Write down of website development costs	-	3,245	17,390
Write-off trademark cost	-	279	279
Changes in non-cash working capital:
Sales tax receivable	(1,454)	2,200	(1,755)
Prepaid expenses	(373)	1,371	13,352
Accounts payables and accrued liabilities	1,169	24,831	35,377

NET CASH USED IN OPERATING ACTIVITIES	(116,716)	(49,438)	(506,906)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(77,941)	-	(77,941)
Land Deposit	(2,015)	-	(46,408)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(79,956)	-	(126,589)

FINANCING ACTIVITIES
Issuance of common shares	70,693	-	370,124
Loan from a shareholder	93,963	43,562	232,923
Note payable	37,100	-	37,100

NET CASH FROM FINANCING ACTIVITIES	201,757	43,562	640,148

EFFECT OF EXCHANGE RATE ON CASH	(146)	287	(421)

NET INCREASE (DECREASE) IN CASH	4,939	(5,589)	6,232

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Year	1,294	6,883	-

CASH AND CASH EQUIVALENTS - End of Year	$6,233	$1,294	$6,232

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$1,041	$419	$1,687
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of	$-	$21,638	$21,638
Coronus Energy Corp.
Establishment of intangible asset through acquisition	$-	$21,500	$21,500
of Coronus Energy Corp.
Issuance of common shares for construction of solar power plant	$6,584,400	$-	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

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
Year Ended March 31, 2011

Note 2 – Basis of Presentation – Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 915 “Development Stage Entities”. The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	March 31,	March 31,
	2011	2010

Working capital (deficiency)	$(306,257)	$(195,010)
Deficit	1,344,851	1,174,823

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 3 – Summary of Significant Accounting Policies - Continued

(c)  Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.  Areas requiring significant management estimates relate to determination of useful life of long-lived assets and intangible assets, impairment of long-lived assets, fair value of stock-based compensation, and valuation allowance for future income tax assets.

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

(e)  Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at March 31, 2011 and 2010, there were no cash equivalents.

(f)  Property, Plant and Equipment

Property, Plant and Equipment is recorded at cost less accumulated amortization. Property, Plant and Equipment is amortized over estimated useful lives using the following rates and methods:

Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method
Computer software	100%	declining balance method

Amortization is provided at one half of the stated rates in the year of acquisition.

Land is recorded at the cost. No amortization was provided for.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 3 – Summary of Significant Accounting Policies - Continued

(g)  Construction in progress

Construction-in-progress (“CIP”) represents Solar Photovolatic Power Systems under construction, and is stated at cost less accumulated impairment losses, if any. Costs include construction and acquisition costs. No provision for depreciation is made on construction-in-progress until such time as the assets are completed and ready for use. When the asset being constructed becomes available for use, the CIP is transferred to the appropriate category of property, plant and equipment.

(h)  Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At March 31, 2011, the Company had $nil (2010 - $nil) in a bank beyond insured limits.

(i)  Website development costs

Website development costs were for the development of the Company's corporate website and web-based courses. These costs were capitalized when acquired or developed, and installed, and were amortized over their estimated useful life of three years on a straight line basis. The Company accounted for these costs in accordance with Accounting Standards Codification ("ASC") Topic 350-50, Intangibles - Goodwill and Other - Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense totalled to $nil (2010: $1,081) for the year ended March 31, 2011.

The Company’s website development was substantially completed in 2005 and was enhanced in 2008. The capitalized cost was amortized over 3 years. The balance of the website development costs were written off upon the acquisition of Coronus due to the change of the Company’s business direction.

(j)  Intangible assets

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

On April 1, 2009, the Company adopted ASC Topic 350-30, Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill. ASC Topic 350-30 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805-10, Business Combinations - Overall and other US GAAP. The measurement provisions of this standard applied only to intangible assets acquired after the effective date.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 3 – Summary of Significant Accounting Policies - Continued

(k)  Impairment of long lived assets

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

(l)  Asset retirement obligation

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

(m)  Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2011 was $nil (2010: $1,514).

(n)  Stock based compensation

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

(o)  Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options as disclosed in note 11 were not included in the computation of loss per share as their inclusion would be anti-dilutive.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 3 – Summary of Significant Accounting Policies - Continued

(p)  Income taxes

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

(q)  Fair value of financial instruments

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

On April 1, 2009, the Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements.

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

For the years ended March 31, 2011 and 2010, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts payable and accrued liabilities, and loan from a shareholder approximate their respective fair values due to the short-term nature of these instruments. The book value of note payable as at March 31, 2011 approximates the fair value. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2011 and 2010.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 3 – Summary of Significant Accounting Policies - Continued

(r)  Comprehensive income (loss)

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

(s)  Revenue recognition

Before the acquisition of Coronus on November 2, 2009, the Company’s revenue consisted of sales of internet educational courses to end-users through the Company’s website which was recognized when services were rendered and payments were received or rights to receive consideration were obtained and collection of consideration was reasonably assured.

(t)  Earnings per share

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

Note 4 - Accounting Pronouncements Adopted During the Year

(a)  Improving Disclosures About Fair Value Measurements

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 4 - Accounting Pronouncements Adopted During the Year - Continued

(b)  Amendments to Certain Recognition and Disclosure Requirements

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for the fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-09 does not have a material impact on the Company’s financial statements.

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

(ii)  Business Combination

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis.  ASU 2010-28 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010.  The adoption of this ASU will effect business acquisitions incurred after March 31, 2011.

Note 6 - Acquisition of Coronus

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 6 - Acquisition of Coronus - Continued

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

Note 7 - Property, Plant and Equipment

Property, plant and equipment at March 31, 2011 and 2010 was summmarized as follows:

		Accumulated	Net book
March 31, 2011	Cost	depreciation	value

Office equipment	$1,412	$1,215	$197
Computer equipment	1,080	1,026	54
Land (Note 15)	77,941	-	77,941
	$80,433	$2,241	$78,192

		Accumulated	Net book
March 31, 2010	Cost	depreciation	value

Office equipment	$1,351	$1,117	$234
Computer equipment	1,034	959	75
	$2,385	$2,076	$309

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 8 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at March 31, 2011 and 2010 were summarized as follows:

		Accumulated		Net book
March 31, 2011	Cost	amortization	Write-off	value

Business plan	$21,500	$10,153	$-	$11,347

		Accumulated		Net book
March 31, 2010	Cost	amortization	Write-off	value

Trademark	$374	$95	$279	$-
Business plan	21,500	2,986	-	18,514
	$21,500	$2,986		$18,514

Note 9 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

Effective April 1, 2010, the loan payable to a shareholder of $154,096 as at March 31, 2010 accrues interest at the annual rate of 4%. As in the past, the loan is unsecured and due on demand.

During the year ended March 31, 2011, the shareholder lent the Company a further CAD$89,500 (USD $92,097) and USD$6,600 for working capital. The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

At March 31, 2011, the Company has accrued interest payable of $9,212 (2010 - $nil).

Note 10 – Note Payable

On January 24, 2011, under the Newberry Springs Vacant Land Purchase Agreement, Coronus agreed to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only.

At March 31, 2011, the Company has accrued interest payable of $100.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 11 - Stockholders’ Equity - Continued

(a)  Common Stock - Continued

On January 21, 2011, the Company completed a non-brokered private placement, issuing 212,500 shares of common stock to eleven investors, at a price of CAD$0.40 per share, for gross proceeds of CAD$85,000. In connection with the completion of the private placement, the Company paid CAD$7,500 in finder’s fees in cash, to certain arm’s length parties, and CAD$6,807 in legal, accounting, transfer agent and filing fees.

On March 31, 2011, the Company and its wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a purchase agreement for utility-scale, ground-mount, solar photovoltaic (“PV”) power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a  deemed value of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress.

As at March 31, 2011, 8,550,000 shares of the Company’s common stock were restricted shares.

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

During the fiscal year 2011, there were no options granted.

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
Year Ended March 31, 2011

Note 11 - Stockholders’ Equity – Continued

(b)  Stock Options - Continued

The estimated fair value of the options granted during the year ended March 31, 2011 was $nil (2010: $0.076) per share. The Company recorded a total of $nil (2010: $26,144) in stock based compensation expenses for the year ended March 31, 2011.

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2009	1,300,000	$0.065
Issued	350,000	0.065
Cancelled	(905,000)	0.065
Balance, March 31, 2011 and March 31, 2010	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$ 0.065	740,000	4.65	$ 0.065	740,000	$ 0.065
0.105	5,000	1.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.63	$ 0.065	745,000	$ 0.065

The Company has the following options outstanding and exercisable at March 31, 2010:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2010	Life (Years)	Price	2010	Price

$ 0.065	740,000	5.65	$ 0.065	740,000	$ 0.065
0.105	5,000	2.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	5.63	$ 0.065	745,000	$ 0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 12 – Income Tax

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

	2011	2010

Loss for the year	$(170,028)	$(155,180)

Statutory Canadian tax rate	30.00%	30.00%

Income tax recovery	$(51,008)	$(46,554)
Difference in tax rate	(1,128)	(1,096)
Temporary differences	20	400
Non-deductible expenses	13,270	11,400
Stock based compensation	-	7,843
Unrecognized benefit of non-capital losses	38,846	28,007
	$-	$-

The significant components of the Company’s deferred income tax assets are as follows:

Deferred income tax assets (liabilities)	2011	2010

Net operating loss carry forwards	$180,015	$149,741
Equipment	179	164
Website development costs	2,673	2,751
Business plan	(3,404)	(6,480)
Valuation allowance	(179,463)	(146,176)

	$-	$-

The Company has non-capital losses of approximately $672,000 (2010: $533,000), which may be carried forward and applied against taxable income in future years. If not utilized, the non-capital losses would expire in from 2014 to 2031. The benefits of these losses have not been reflected in these financial statements and have been offset by a valuation allowance.

Note 13 - Contingent Liabilities

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 14 - Related Party Transactions

During the year ended March 31, 2011, the Company paid $1,181 (2010: $1,101) in director fees to the directors of the Company.

During the year ended March 31, 2011, $35,419 (2010: $33,015) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

As at March 31, 2011, included in accounts payable, $1,016 (2010: $972) was owed to a director of the Company and $9,212 (2010: $nil) was accrued as interest payable for loan from a director of the Company.

During the year ended March 31, 2011, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional CAD$89,500 and USD$6,600 (2010 – CAD$47,500) for working capital. The loan was unsecured, due on demand and bearing interest of 4% per annum.

Note 15 – Commitments

(a)  Acquisition of Vacant Lands

(i)  Vidal

On August 25, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “Vidal Agreement”) to acquire a 280 acre parcel of vacant land, situated in Vidal, County of San Bernardino, California, from Paul R Marshall Trust. The total purchase price is $240,000. A deposit of $1,000 was paid and the balance due was payable on November 30, 2010. In return for the Company paying forfeitable fees of $10,610, the close of escrow had been extended from November 30, 2010 to June 15, 2011. As at March 31, 2011, the Company paid forfeitable fees of $7,400 in total.

(ii)  Twentynine Palms East

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The total purchase price of $32,000 was paid on January 24, 2011.

(iii)  Twentynine Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”). Under the Twentynine Palms North Agreement, Coronus agreed to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $7,000 within sufficient time to close escrow. Joshua Tree Holdings agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. In consideration of the Company depositing a further $1,000 into escrow on March 15, 2011 and an additional $1,000 into escrow on April 14, 2011, close of escrow was extended to May 15, 2011. On May 16, 2011, the transaction closed. As at March 31, 2011, the Company had paid $2,000 in total into escrow.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 15 – Commitments - Continued

(a)  Acquisition of Vacant Lands - Continued

(iv)  Newberry Springs

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”). Under the Newberry Springs Agreement, Coronus agreed to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price was $45,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $7,000 within sufficient time to close escrow. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed (see Note 10).

(b)  Purchase of Solar Photovolatic Power Systems

On March 31, 2011, the Company and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar photovoltaic (“PV”) power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress.

Under the Solar Power Systems Agreement, Coronus has until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus is to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus is to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric is to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. Belectric agrees to design the systems to optimize revenue, with emphasis placed on the utilities’ time of delivery periods and factors. Additionally, Belectric shall be responsible for managing the operation of the solar PV systems, throughout the duration of the power purchase agreement underlying each system, and will receive, for the services to be provided, remuneration in the amount of $25 per kWp (DC rated output) per year.

Note 16 – Subsequent Events

On April 18, 2011, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (see Note 9), lent the Company a further CAD$8,500. The loan accrues interest at an annual rate of 4%. The loan is unsecured and due on demand. On May 10, 2011, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder (see Note 9), was repaid by the Company CAD$50,000 of the principal amount owing, in respect of the loan.

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”). Under the Joshua Tree East Agreement, Coronus agrees to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price is $200,000. Coronus deposited 5,000 into escrow and agrees to deposit an additional $25,000 within sufficient time to close escrow. Sal, Alfred and Frances Gonzalez agree to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow was June 15, 2011 and the Joshua Tree East Agreement was subject to Coronus’ Board of Director approval on or before June 1, 2011. On May 31, 2011, the Company, being the sole shareholder of Coronus, approved the Joshua Tree East Agreement. In conjunction with this approval, close of escrow under the Joshua Tree East Agreement was extended to June 30, 2011.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2011

Note 16 – Subsequent Events - Continued

On May 10, 2011, the Company completed a non-brokered private placement of 350,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$210,000. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD$0.75 for a period of five years.

On May 16, 2011, Coronus closed on the Twentynine Palms North Agreement (see Note 15(a)(iii)).

On May 31, 2011 (effective June 1, 2011), the continuing engagement of Raven Kopelman as Chief Programmer was mutually terminated. Concurrently, the Company terminated the office of Chief Programmer. This position and office are no longer required, as, on November 2, 2009, the Company redirected its business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. Mr. Kopelman continues to serve as a Director and as a Member of the Audit Committee of the Company.

On May 31, 2011 (effective June 1, 2011), the Company approved the continuing engagement of Jeff Thachuk, as revised, to serve as its Chief Executive Officer. Effective June 1, 2011, reflecting a full-time commitment, Mr. Thachuk shall receive a salary of CAD$8,000 per month to serve as Chief Executive Officer.

On June 14, 2011, Coronus and Paul R Marshall Trust mutually cancelled the Vidal Agreement (see Note 16(a)(i)) pursuant to provision 30 of the Vidal Agreement, a liquidated damages provision, whereby the $1,000 deposit originally paid by Coronus on entering into the Vidal Agreement, less escrow and realtor fees, was released to Paul R Marshall Trust. The Company sought the cancellation because it lacked the funds to pay the contractual balance due. The Company also expensed the forfeitable fess of $10,610 ($7,400 as at March 31, 2011) paid to Paul R Marshall Trust.

On June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements (the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with Southern California Edison (“SCE”). The SIS/FAS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar photovoltaic (PV) power systems on the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, Coronus acquired on May 16, 2011 (see Note 16(a)(iii)).

On February 14, 2008, the California Public Utilities Commission made feed-in tariffs available for the purchase of up to 480 MW of renewable generating capacity from small facilities (1.5 MW or less) throughout California. The CREST tariff is SCE’s allocation of these tariffs.

The SIS/FAS Study Agreements sets forth the terms and conditions for SCE to perform a combined system impact and facility study to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. The estimated cost of the SIS/FAS Study Agreement for Coronus 29-Palms North 1 is $25,000 and the estimated cost of the SIS/FAS Study Agreement for Coronus 29-Palms North 2 is $25,000. The results of the SIS/FAS Study Agreements are anticipated to be completed within 90 business days. On entering into the SIS/FAS Study Agreements, Coronus paid to SCE the two $25,000 deposits totaling $50,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this annual report. Our financial statements for the period from inception to March 31, 2010, have been audited by Chang Lee LLP, as set forth in the Form 10-K/A-2 we filed with SEC on December 10, 2010. Our financial statements for the year ended March 31, 2011, have been audited by MNP LLP, as set forth in this annual report.

Previous independent registered public accounting firm

On June 20, 2011, we were advised by Chang Lee LLP, our independent registered public accounting firm, that it merged with the firm of MNP LLP. Except as noted in the paragraph immediately below, the reports of Chang Lee LLP on our financial statements for the year ended March 31, 2010 and for the period December 3, 2001(date of inception) through December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Chang Lee LLP on our financial statements as of and for the year ended March 31, 2010 and for the period December 3, 2001(date of inception) through December 31, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern since we have not yet received revenues from sales of products or services, and have not yet commenced business operations. These factors created substantial doubt about our ability to continue as a going concern.

During the years ended March 31, 2010 and for the period December 3, 2001(date of inception) through December 31, 2010, and through June 20, 2011, we have not had any disagreements with Chang Lee LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Chang Lee LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such year or in connection with its reports in any subsequent interim period through the date of resignation.

During the years ended March 31, 2010 and March 31, 2009, and through June 20, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

MNP LLP assumed our engagement of Chang Lee LLP. Accordingly our new independent registered public accounting firm is MNP LLP, 2300 – 1055 Dunsmuir Street, P. O. Box 49148, Vancouver, British Columbia, Canada, V7X 1J1, and its telephone number is 604-678-6133. Our board of directors approved MNP LLP as our principal independent accountant on June 20, 2011. We have not consulted with MNP LLP on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with MNP LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MNP LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2011, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until his/her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his/her successor is duly elected and qualified, or until he/she is removed from office.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	43	president, principal executive officer, secretary, treasurer,
1100 – 1200 West 73rd Avenue		principal financial officer, principal accounting officer, and
Vancouver, BC V6P 6G5		a member of the board of directors

Raven Kopelman	33	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

David Holmes	45	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Kenneth Bogas	52	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Jefferson Thachuk has held his positions since our inception. Raven Kopelman has held his position since January 2002, and also held the position of chief programmer since January 2002, until the position was terminated on June 1, 2011. David Holmes has held his position since May 2007. Kenneth Bogas has held his position since March 2007. These named individuals are expected to hold their positions until the next annual meeting of our stockholders, but for Mr. Kopelman. We expect Mr. Kopelman to resign in July, 2011.

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

Consultant

Mark Burgert

Mark Burgert is neither a director nor an officer of the Company. Mr. Burgert is a consultant to the Company. Mr. Burgert is the founder and the current president and a director of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since the inception of Coronus on June 23, 2009. Mr. Burgert is jointly responsible for Coronus’ business development, strategy, and direction. On us acquiring Coronus on November 2, 2009, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert the options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia. In respect of Mr. Burgert’s revenue real estate portfolio, Mr. Burger is responsible for all aspects of operations and administration. In March 2000, Mr. Burgert co-founded The LegalDeeds Network Inc., a Vancouver, British Columbia web-based business that sells do-it-yourself legal documents over the Internet, and has served as president from 2001 to the present. As president, Mr. Burgert is responsible for all aspects of operations and administration, but for information technology. In October 2000, Mr. Burgert completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. In July 1995, Mr. Burgert completed the Real Estate Salesperson’s and Sub-Mortgage Broker’s Pre-licensing course, administered by the University of British Columbia’s Faculty of Commerce and Business Administration. Between 1986 and 1993, Mr. Burgert attended the University of British Columbia, where he obtained a Bachelor of Science in Forestry.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by the following directors: Raven Kopelman, David Holmes and Kenneth Bogas. None of these directors serve as officers. Accordingly, Mr. Kopelman, Mr. Holmes and Mr. Bogas are deemed independent. Mr. Bogas serves as audit committee chair. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. The Audit Committee Charter, amended as of May 19, 2009, is incorporated by reference as Exhibit 99.2 of this annual report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Code of Ethics, amended as of May 14, 2009, is incorporated by reference as Exhibit 14.2 of this annual report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. The Disclosure Committee Charter is incorporated by reference as Exhibit 99.3 of this annual report.

ITEM 11.                    EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three years through March 31, 2011, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2011	0	0	0	0	0	0	0	0
President, Secretary	2010	0	0	0	0	0	0	0	0
and Treasurer	2009	0	0	0	15,206(1)	0	0	0	15,206

Raven Kopelman	2011	0	0	0	0	0	0	0	0
Chief Programmer	2010	141	0	0	0	0	0	0	141
	2009	1,360	0	0	19,968(1)	0	0	0	21,328

(1)
Please refer to Note 9(b) of the Notes to Financial Statements of the audited consolidated balance sheets of Coronus Solar Inc. as at March 31, 2010 and 2009 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from December 3, 2001 (inception) to March 31, 2010, in the Form 10-K/A-2 we filed on December 10, 2010, for the assumptions made in the valuation of the option awards mentioned in column (f) of the above table.

Employment Agreements

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. This agreement is effective as of June 1, 2011. Prior to this, we had an agreement with Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer. Mr. Thachuk has forgiven the salary for the past five fiscal years.  To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life. On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. The option is fully vested and none of the option has been exercised.

Effective June 1, 2011, we terminated an agreement with Raven Kopelman wherein we paid Mr. Kopelman CAD$25.00 for each hour for work performed as our chief programmer. To serve as our chief programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life. On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.085 per share and on April 22, 2005 Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.07 per share and USD$0.065 per share respectively. On August 10, 2010, Mr. Kopelman returned to the Company for cancellation, the aforementioned 150,000 stock options exercisable at $0.07 until January 19, 2012 and the aforementioned 150,000 stock options exercisable at $0.065 until April 22, 2015. The options were fully vested and none had been exercised.

The above discussions reflect the 2 for 1 stock split, which occurred on November 3, 2009.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jefferson Thachuk	295	0	0	0	0	0	295
Raven Kopelman	295	0	0	0	0	0	295
David Holmes	295	0	0	0	0	0	295
Kenneth Bogas	295	0	0	0	0	0	295

The board of directors met in person three times in fiscal 2011: May 19 and September 30, 2010, and February 22, 2011.  The directors were paid CAD$100 each for each of these meetings. Accordingly, in fiscal 2011, the directors were each paid CAD$300 for attendance at board of director meetings. However, the directors still conduct business on behalf of the Company without attending meetings in person. In these circumstances, we connect with each other by way of phone and/or email, and if the result is the need for a resolution, we will circulate the resolution, in lieu of a meeting, to obtain the signatures of all of the directors entitled to vote on that resolution (i.e., unanimity). Where the directors do not meet in person, the directors are not paid the attendance fee.  Since March 31, 2011, we have met in person once.  Board members also receive options to purchase shares of common stock.

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

In addition to the two option grants to Raven Kopelman to serve as our chief programmer described above, to serve as a director, on March 31, 2006, Mr. Kopelman received an option to acquire 200,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation the 150,000 stock options exercisable at $0.07 until January 19, 2012, the 150,000 stock options exercisable at $0.065 until April 22, 2015, and 180,000 of the 200,000 stock options exercisable at $0.065 until March 31, 2016.  Accordingly, as at March 31, 2011, Mr. Kopelman held 20,000 stock options exercisable at $0.065 until March 31, 2016.  Mr. Kopelman has not exercised any of his options.

On May 4, 2007, David Holmes received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Holmes returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until May 4, 2017.  Accordingly, as at March 31, 2011, Mr. Holmes held 10,000 stock options exercisable at $0.065 until May 4, 2017.  Mr. Holmes has not exercised any of his options.

On March 30, 2007, Kenneth Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share.  On November 3, 2008, Mr. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. On August 10, 2010, Mr. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017.  Accordingly, as at March 31, 2011, Mr. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017.  Mr. Bogas has not exercised any of his options.

All of the above director stock options are fully vested.  The above discussions reflect the 2 for 1 stock split which occurred on November 3, 2009.

Outstanding Equity Awards At March 31, 2010
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price	Date
(a)	(b)	(c)	(d)	(e)
Jefferson Thachuk	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

Raven Kopelman	20,000	0	$0.065	3/31/16

David Holmes	10,000	0	$0.065	5/04/17

Kenneth Bogas	10,000	0	$0.065	3/30/17

Mark Burgert (1)	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

(1)	Mark Burgert is a consultant to us, but not an officer or director and does not exercise control over us.

None of the options described above have been exercised as of the date of this annual report.

Pension Benefits and Compensation Plans

In respect of equity compensation plans, at our annual shareholders’ meeting on November 23, 2010, we proposed and the shareholders approved a 10% “rolling” stock option plan (the “Option Plan”). As at the date of this annual report, no options under the Option Plan have been granted.

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

Other Outstanding Stock Options

There are 5,000 stock options outstanding, held by a non-affiliate, that entitle the holder to purchase 5,000 shares of our common stock at an exercise price of $0.105 per share. These stock options expire on May 9, 2017. These options are fully vested and none have been exercised.

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

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	4,875,000(1)(7)	18.00%(1)

Raven Kopelman	20,000(2)	0.07%(2)

David Holmes	30,000(3)	0.11%(3)

Kenneth Bogas	20,000(4)	0.07%(4)

All officers and directors as a group (4 persons)	4,945,000	18.26%

Belectric, Inc.	10,974,000	40.53%
8076 Central Avenue, Newark, CA 94560

Mark Burgert (6)	4,875,000(5)(7)	18.00%(5)
14446 North Bluff Road, White Rock, BC V4B 3C8

(1)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.

(2)	Includes fully vested stock options to acquire 20,000 shares of common stock at an exercise price of $0.065 per share.

(3)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.

(4)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.

(5)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.

(6)	Mark Burgert is a consultant to us, but not an officer or director and does not exercise control over us.

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

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. This agreement is effective as of June 1, 2011. Prior to this, we had an agreement with Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer. Mr. Thachuk has forgiven the salary for the past five fiscal years. To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.

On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. All options are fully vested and none have been exercised.

Over the course of the past six years, Mr. Thachuk, through a series of loans, has lent the Company funds for working capital. At March 31, 2011, we owed Mr. Thachuk an aggregate of USD$268,950, inclusive of interest. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrues interest at the annual rate of 4%. At March 31, 2011, the Company had accrued interest payable of $9,212 on the shareholder loan. As in the past, the loan is unsecured and due on demand. Subsequent to March 31, 2011, Mr. Thachuk lent the Company a further CAD$8,500. This additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%. Subsequent to March 31, 2011, the Company repaid Mr. Thachuk CAD$50,000 of the principal amount owing, in respect of the loan.

During the year ended March 31, 2011, included in accounts payable, USD $1,016 was owed to Mr. Thachuk for an out-of-pocket expense. This amount remains payable and does not accrue interest. This amount is not reflected in the shareholder loans described above

Effective June 1, 2011, we terminated an agreement with Raven Kopelman wherein we paid Mr. Kopelman CAD$25.00 for each hour for work performed as our chief programmer. To serve as our chief programmer, Mr. Kopelman was also granted stock options. All stock options have a ten year life.  On January 19, 2002, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.085 per share and on April 22, 2005, Mr. Kopelman was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Kopelman and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in new exercise prices of USD$0.07 per share and USD$0.065 per share respectively.  On August 10, 2010, Mr. Kopelman returned to the Company for cancellation the 150,000 stock options exercisable at $0.07 until January 19, 2012 and the 150,000 stock options exercisable at $0.065 until April 22, 2015.  All of the options had been fully vested and none had been exercised.

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

2011	$12,000	MNP LLP
2011	$16,000	Chang Lee LLP
2010	$24,100	Chang Lee LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	MNP LLP
2011	$0	Chang Lee LLP
2010	$0	Chang Lee LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	MNP LLP
2011	$0	Chang Lee LLP
2010	$0	Chang Lee LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	MNP LLP
2011	$0	Chang Lee LLP
2010	$0	Chang Lee LLP

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

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.				X

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).				X

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).				X

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).				X

10.26	Installment Note – NEWBERRY SPRINGS.				X

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).				X

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).				X

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).				X

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).				X

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.				X

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).				X

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).				X

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).				X

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of June, 2011.

CORONUS SOLAR INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	June 24, 2011
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

RAVEN KOPELMAN	Director	June 24, 2011
Raven Kopelman

DAVID HOLMES	Director	June 24, 2011
David Holmes

KENNETH BOGAS	Director	June 24, 2011
Kenneth Bogas

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.				X

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).				X

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).				X

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).				X

10.26	Installment Note – NEWBERRY SPRINGS.				X

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).				X

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).				X

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).				X

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).				X

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.				X

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).				X

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).				X

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).				X

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3