Form 10-Q
period 2011-06-30
Coronus Solar Inc.
filed 2011-08-15
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,079,086 as of August 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	June 30,	March 31,
	2011	2011

ASSETS
CURRENT
Cash and cash equivalents	$17,271	$6,233
Other receivables	5,387	3,079
Prepaid expenses and deposit	42,789	946

TOTAL CURRENT ASSETS	65,447	10,258

CONSTRUCTION IN PROGRESS (Note 14)	6,584,400	6,586,415

PROPERTY, PLANT AND EQUIPMENT (Note 7)	318,481	78,192

INTANGIBLE ASSET (Note 8)	9,555	11,347

TOTAL ASSETS	$6,977,883	$6,686,212

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$26,484	$47,565
Loan from a shareholder (Note 9)	230,344	268,950

TOTAL CURRENT LIABILITIES	256,828	316,515

NOTES PAYABLE (Note 10)	239,178	37,100

TOTAL LIABILITIES	496,006	353,615

STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
27,079,086 common shares (March 31, 2011: 26,729,086)	7,472,714	7,347,844

ADDITIONAL PAID IN CAPITAL	472,662	364,542

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(38,095)	(34,938)

DEFICIT, accumulated during the development stage	(1,425,404)	(1,344,851)

TOTAL STOCKHOLDERS' EQUITY	6,481,877	6,332,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,977,883	$6,686,212
GOING CONCERN (Note 2)
CONTINGENT LIABILITIES (Note 12)
COMMITMENTS (Note 14)
SUBSEQUENT EVENTS (Note 15)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2011	2010	June 30, 2011

REVENUE	$-	$-	$1,751

EXPENSES
Amortization	1,806	1,810	47,732
Consulting fee	-	-	20,928
Interest on shareholder loan	2,382	1,608	21,174
Interest and bank charges	1,358	377	13,858
Office and miscellaneous	13,933	4,671	64,392
Professional fees	22,729	13,896	287,716
Repairs and maintenance	-	-	869
Salaries and wages	14,468	8,758	397,081
Stock based compensation	-	-	492,309
Telephone and utilities	191	78	11,757
Advertising and promotion	143	-	9,065
Travel	22	-	1,241
Feasibility study	16,733	-	28,933
Foreign exchange loss	3,578	-	6,077
Write-down of land deposits	3,210	-	11,610
Write down in website development costs	-	-	17,390
Write-off trademark cost	-	-	279

	80,553	31,198	1,432,411

OTHER ITEMS
Interest income	-	-	31
Debt forgiven	-	-	5,225

	-	-	5,256

NET LOSS FOR THE PERIOD	(80,553)	(31,198)	(1,425,404)

CURRENCY TRANSLATION ADJUSTMENT	(3,157)	8,899	(38,095)

COMPREHENSIVE LOSS FOR THE PERIOD	$(83,710)	$(22,299)	$(1,463,499)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	26,925,240	15,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to June 30, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(23,237)	$(1,174,823)	$(176,187)

Stock issued for cash at $0.402 per share on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693

Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share on May 10, 2011	350,000	124,870	93,652	-	-	218,522
Forgiveness of debt by a director and shareholder	-	-	14,468	-	-	14,468
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(3,157)	-	(3,157)
(Loss) for the period	-	-	-	-	(80,553)	(80,553)
Balance, June 30, 2011 (Unaudited)	27,079,086	$7,472,714	$472,662	$(38,095)	$(1,425,404)	$6,481,877

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001) to
	2011	2010	June 30, 2011

OPERATING ACTIVITIES
Net loss for the period	$(80,553)	$(31,198)	$(1,425,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	1,806	1,810	47,732
Foreign exchange gain/loss	3,578	36	(17,353)
Forgiveness of debt	14,468	8,758	225,372
Imputed interests	-	-	18,792
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(2,277)	(676)	(4,032)
Prepaid expenses	(41,836)	50	(28,484)
Accounts payables and accrued liabilities	(21,378)	13,101	13,999

NET CASH USED IN OPERATING ACTIVITIES	(126,192)	(8,119)	(633,099)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(38,223)	-	(116,164)
Land Deposit	2,015	-	(44,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(36,208)	-	(162,797)

FINANCING ACTIVITIES
Issuance of common shares	218,522	-	588,646
Loan from a shareholder	(40,558)	61,029	192,365
Note payable	-	-	37,100

NET CASH FROM FINANCING ACTIVITIES	177,964	61,029	818,111

EFFECT OF EXCHANGE RATE ON CASH	(4,526)	(5,596)	(4,944)

NET INCREASE IN CASH	11,038	47,314	17,271

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	6,233	1,294	-

CASH AND CASH EQUIVALENTS - End of Period	$17,271	$48,608	$17,271

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$3,883	$-	$5,570
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition	$-	$-	$21,500
of Coronus Energy Corp.
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
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

Information on the Company’s working capital and deficit is:

	June 30,	March 31,
	2011	2011

Working capital (deficiency)	$(191,381)	$(306,257)
Deficit	1,425,404	1,344,851

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 3 - Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for fiscal year ended March 31, 2011 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive loss, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2011, and the results of operations and cash flows for the three months ended June 30, 2011, and for the period from December 3, 2001 (Date of Commencement) to June 30, 2011.

Note 4 - Accounting Pronouncements Adopted During the Period

(i) Compensation - stock compensation

On April 1, 2011, the Company adopted ASU No. 2010-13 “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. Such an adoption does not have a material impact on the Company’s financial statements.

(ii) Business Combination

On April 1, 2011, the Company adopted the FASB Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”).  ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations.  ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The adoption of this ASU will effect business acquisitions incurred after March 31, 2011. Such an adoption does not have a material impact on the Company’s financial statements.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 5 – New Accounting Pronouncements

(i) Fair Value Measurement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to provide additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. This guidance will only impact the Company’s “Level 3” disclosures.

(ii) Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to provide guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. This Company is currently evaluating which presentation alternative it will utilize.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 7 - Property, Plant and Equipment

Property, plant and equipment at June 30, 2011 and March 31, 2011 was summarized as follows:

		Accumulated	Net book
June 30, 2011	Cost	depreciation	value

Office equipment	$1,423	$1,235	$188
Computer equipment	1,089	1,038	51
Land	318,242	-	318,242
	$320,754	$2,273	$318,481

		Accumulated	Net book
March 31, 2011	Cost	depreciation	value

Office equipment	$1,412	$1,215	$197
Computer equipment	1,080	1,026	54
Land	77,941	-	77,941
	$80,433	$2,241	$78,192

Acquisition of vacant land

(i) Twentynine Palms East

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The total purchase price of $32,000 was paid on January 24, 2011.

(ii) Newberry Springs

On January 24, 2011, the Company entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”). Under the Newberry Springs Agreement, Coronus agreed to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. The Company paid $8,000 and the vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on March 17, 2011.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 7 - Property, Plant and Equipment - Continued

Acquisition of vacant land - Continued

(iii) Twentynine Palms North

On May 16, 2011, the Company completed the Vacant Land Purchase Agreement (the “29-Palms North Agreement”), which the Company entered into on January 23, 2011. Under the 29-Palms North Agreement, the Company acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price paid was $40,000. The Company deposited $8,000, with the vendor agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only.

(iv) Joshua Tree East

On June 30, 2011, the Company completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which the Company entered into on May 9, 2011. Under the Joshua Tree East Agreement, the Company acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price paid was $200,000. The Company deposited $30,000, with the vendors agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only.

Note 8 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Inc. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at June 30, 2011 and March 31, 2011 were summarized as follows:

		Accumulated		Net book
June 30, 2011	Cost	amortization	Write-off	value

Business plan	21,500	11,945	-	9,555

		Accumulated		Net book
March 31, 2011	Cost	amortization	Write-off	value

Business plan	21,500	10,153	-	11,347

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

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

On April 18, 2011, the director and shareholder lent the Company a further CAD$8,500. The loan accrues interest at an annual rate of 4%. The loan is unsecured and due on demand.

On May 10, 2011, the director and shareholder was repaid by the Company CAD$50,000 of the principal amount owing, in respect of the loan.

At June 30, 2011, the Company has accrued interest payable of $11,673 (March 31, 2011 - $9,212).

Note 10 – Notes Payable

Notes payable at June 30, 2011 is summarized as follows:

	June 30,	March 31,
Vacant Land	2011	2011

Newberry Springs	$37,100	$37,100
Twentynine Palms North	32,078	-
Joshua Tree East	170,000	-
	$239,178	$37,100

On January 24, 2011, under the Newberry Springs Vacant Land Purchase Agreement, Coronus agreed to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Accrued interest of $100 was included in the notes payable (March 31, 2011: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. Joshua Tree Holdings agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Accrued interest of $78 was included in the notes payable (March 31, 2011: $nil).

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 10 – Notes Payable - Continued

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. Sal, Alfred and Frances Gonzalez agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only.

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
Three Months Ended June 30, 2011
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

On May 10, 2011, the Company completed a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD $0.60 per Unit, for proceeds of CAD $210,000. Each Unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. In connection with the completion of the private placement, the Company incurred minimal financing costs.

The fair value of the warrants was estimated using the Black-Scholes option pricing model. The assumptions used were: dividend yield – 0%; expected volatility – 105.17%; a risk-free interest rate of 1.91%; and an expected life of 5 years. The value assigned to the underlying warrants was CAD $90,000 (USD $93,652).

As at June 30, 2011, 20,086,500 shares of the Company’s common stock were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the fiscal year 2011 and three months ended June 30, 2011, there were no options granted.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 11 - Stockholders’ Equity - Continued

(b) Stock Options - Continued

Changes in stock options for the period ended June 30, 2011 and year ended March 31, 2011 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2010	745,000	$0.065
Issued	-	-
Cancelled	-	-
Balance, June 30, 2011 and March 31, 2011	745,000	$0.065

The Company has the following options outstanding and exercisable at June 30, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	June 30,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$ 0.065	740,000	4.29	$0.065	740,000	$0.065
0.105	5,000	0.86	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.27	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$ 0.065	740,000	4.65	$0.065	740,000	$0.065
0.105	5,000	1.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.63	$0.065	745,000	$0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 11 - Stockholders’ Equity - Continued

(c) Warrants

On May 10, 2011, the Company completed a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD $0.60 per Unit, for proceeds of CAD $210,000. Each Unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years.

The fair value of each warrant issued for the period ended June 30, 2011 has been estimated as of the date of the issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended
June 30, 2011

Expected volatility	105.17%
Risk-free interest rate	1.91%
Expected life	5 years
Dividend yield	0.00%

The Company determined the fair value of the warrants was at $0.52 per warrant using the Black-Scholes option pricing model.

The relative estimated fair value of the warrants in relation to the private placement in May 2011 was (CAD$90,000) $93,652 per share and was allocated to the additional paid-in capital. As of June 30, 2011, 210,000 warrants remained outstanding.

The Company has the following warrants outstanding at June 30, 2011:

Exercise
Issued	Exercised	Cancelled	Balance	Exercise	price
during the	during the	during the	as at	price	(USD	Expiry
period	period	period	6/30/2011	(C$)	equivalent)	date

350,000	-	-	350,000	$ 0.75	$ 0.78	5/10/2016

The Company did not issue any warrants during the year ended March 31, 2011 and did not have any outstanding warrants as at March 31, 2011. The warrant is not a derivative instrument.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 13 - Related Party Transactions

During the three months ended June 30, 2011, the Company paid $413 (2010: $390) in director fees to the directors of the Company.

During the three months ended June 30, 2011, $14,468 (2010: $8,758) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

As at June 30, 2011, included in accounts payable, $1,024 (March 31, 2011: $1,016) was owed to a director of the Company and $11,673 (March 31, 2011: $9,212) was accrued as interest payable for loan from a director of the Company.

As at June 30, 2011, included in accounts payable, $191 (March 31, 2011: $nil) was owed to the President of the subsidiary of the Company.

During the three months ended June 30, 2011, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional CAD$8,500 (year ended March 31, 2011 – CAD$89,500 and USD$6,600) for working capital. Principle amount of CAD$50,000 was repaid during the current period. The loan was unsecured, due on demand and bearing interest of 4% per annum.

Note 14 – Commitments

(a) Purchase of Solar Photovolatic Power Systems

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2011
(Unaudited)

Note 15 – Subsequent Events

On July 5, 2011, Raven Kopelman resigned as a member of the Company’s board of directors, and as a member of the Company’s audit committee and disclosure committee. Accordingly, as of July 5, 2011, Mr. Kopelman no longer holds any positions with the Company.

On July 28, 2011, the Company’s board of directors appointed Jefferson Thachuk as a member of the Company’s audit committee. Accordingly, the current members of the Company’s audit committee are Jefferson Thachuk, Kenneth Bogas and David Holmes. Neither Mr. Bogas nor Mr. Holmes serve as officers. Therefore, Mr. Bogas and Mr. Holmes are deemed independent. Mr. Thachuk serves as the Company’s president, principal executive officer, secretary, treasurer, principal financial officer, and principal accounting officer. Therefore, Mr. Thachuk is not deemed independent.

On August 8, 2011, the Company entered into a financial advisory service agreement with Source Capital Group Inc (“SCG”). Under the Advisory Agreement, SCG shall use its best efforts to provide up to $80,000,000 in financing (the “Financing”) for the Company and/or the Company’s affiliates. The financing may consist of debt (the “Debt Financing”) or equity (the “Equity Financing”) or both. Under the Advisory Agreement, SCG shall be compensated 6% cash and 6% cashless 5 year warrants priced at 100% of any offering price on any Equity Financing raised by SCG. In addition, SCG shall be compensated 3% cash on any Debt Financing raised by SCG.

On executing the Advisory Agreement, the Company paid SCG a $10,000 retainer. SCG shall receive an additional $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors.

The term of the Advisory Agreement is 120 days from August 8, 2011 (the “Expiration Date”), and will be automatically renewed on a monthly basis until canceled in writing by either the Company or SCG. The Advisory Agreement may be terminated upon 60 days written notice without cause by either the Company or SCG at any time before the Expiration Date.

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

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar PV power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison (SCE), under the California Public Utilities Commission’s feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff is SCE’s allocation of the feed-in tariff.

On August 8, 2011, we entered into a financial advisory services agreement (the “Advisory Agreement”) with Source Capital Group, Inc. (“SCG”). Under the Advisory Agreement, SCG shall use its best efforts to provide up to $80,000,000 in financing (the “Financing”) for us and/or our affiliates. The financing may consist of debt (the “Debt Financing”) or equity (the “Equity Financing”) or both. Under the Advisory Agreement, SCG shall be compensated 6% cash and 6% cashless 5 year warrants priced at 100% of any offering price on any Equity Financing raised by SCG. In addition, SCG shall be compensated 3% cash on any Debt Financing raised by SCG. The term of the Advisory Agreement is 120 days from August 8, 2011 (the “Expiration Date”), and will be automatically renewed on a monthly basis until canceled in writing by either us or SCG.

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

On May 11, 2011, Coronus submitted a third generating facility interconnection application to SCE in respect of a third, utility-scale, 1.5 MW solar PV power system to be sited on the same parcel (“Coronus 29-Palms North 3”). SCE’s distribution and transmission engineers’ initial assessment was mixed. Accordingly, at this time, we are undecided as to whether we will enter into a SIS/FAS Study Agreement with SCE for Coronus 29-Palms North 3. We have until on or around December 15, 2011 to decide, as CREST studies queued after March 31, 2011, will begin only after the CAISO Cluster 4 (QC4) Phase I interconnection studies are completed. We anticipate the completion date for the QC4 Phase I studies to be on or around December 15, 2011.

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011 and which was first reported in our Form 8-K filed with the SEC on May 16, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. On May 25, 2011, Coronus submitted five generating facility interconnection applications to SCE in respect of five, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus JT Cascade 1”, “Coronus JT Cascade 2”, “Coronus JT Cascade 3”, “Coronus JT Shasta 1”, and “Coronus JT Shasta 2”). Subject to upgrades, SCE’s distribution and transmission engineers' initial assessment for the five systems was favorable. Accordingly, on or around December 15, 2011, to coincide with the completion date for the QC4 Phase I studies, we plan to enter into five SIS/FAS Study Agreements with SCE in respect of the five systems.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 100 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, 1.5 MW solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended June 30, 2011 compared to June 30, 2010

Interest on shareholder loan increased by $774 or 48% from $1,608 for the three months ended June 30, 2010 to $2,382 for the three months ended June 30, 2011. The reason for the increase was the result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year.

Interest and bank charges expense increased by $981 or 260% from $377 for the three months ended June 30, 2010 to $1,358 for the three months ended June 30, 2011. The principal reason for the increase was $853 in interest paid on the Twentynine Palms North and Newberry Springs vacant land purchase installment notes. No such payments were made in the comparative quarter.

Office and miscellaneous expense increased by $9,262 or 198% from $4,671 for the three months ended June 30, 2010 to $13,933 for the three months ended June 30, 2011. The principal reason for the increase was increased filing fees. In this quarter, in respect of filing fees, both EDGAR and Canadian reporting related, we incurred $10,235 in expenses, as compared to $2,686 in the comparative quarter.

Professional fees increased by $8,833 or 64% from $13,896 for the three months ended June 30, 2010 to $22,729 for the three months ended June 30, 2011. The principal reasons for the increase were increased audit and legal fees in this quarter, as compared to the previous quarter. In this quarter, audit fees increased by $3,859 and legal fees increased by $3,302.

Salaries and wages increased by $5,710 or 65% from $8,758 for the three months ended June 30, 2010 to $14,468 for the three months ended June 30, 2011. The reason for the increase was the salary increase of our principal executive officer during the period. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. Our principal executive officer forgives this salary when due, and has done so for the past five years.

We incurred $16,733 in feasibility study expense for the quarter ended June 30, 2011 compared to no feasibility study expense ($nil) for the quarter ended June 30, 2010. In the current quarter, the feasibility study expense related to fees Coronus paid to SCE in respect of six Rule 21 generating facility interconnection applications and the expensing of one-sixth, or $8,333, of the $50,000 Coronus paid to SCE on June 16, 2011, under the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2.

We incurred $3,578 in foreign exchange loss for the quarter ended June 30, 2011 compared to no foreign exchange loss (gain) ($nil) for the quarter ended June 30, 2010. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred $3,210 in write-down of land deposits for the quarter ended June 30, 2011 compared to no write-down of land deposits ($nil) for the quarter ended June 30, 2010. In the current quarter, we had paid $3,210 in land deposits in respect of one vacant land purchase agreement, the Vidal Agreement. On June 14, 2011, the parties to the Vidal Agreement cancelled the agreement, and the land deposits Coronus paid in the quarter were forfeited.

Assets and Liabilities at June 30, 2011 compared to March 31, 2011

Other receivables increased by $2,308 or 75% from $3,079 at March 31, 2011 to $5,387 at June 30, 2011. The principal reason for the increase was an increase in HST recoverable in this quarter.

Prepaid expenses and deposit increased by $41,843 or 4,423% from $946 at March 31, 2011 to $42,789 at June 30, 2011. The reason for the increase was that on June 16, 2011, Coronus entered into the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2 with SCE. The estimated cost of each SIS/FAS Study Agreement was $25,000. The results of the SIS/FAS Study Agreements are anticipated to be completed within 90 business days. On entering into the SIS/FAS Study Agreements, Coronus paid to SCE two $25,000 deposits totaling $50,000. Accordingly, we recorded five-sixths of the deposits, or $41,667, as prepaid expense.

Property, plant and equipment increased by $240,289 or 307% from $78,192 at March 31, 2011 to $318,481 at June 30, 2011. The reason for the increase was the acquisition of vacant land in the quarter, specifically the acquisitions of Twentynine Palms North and Joshua Tree East. The purchase price of Twentynine Palms North was $40,000 and the purchase price of Joshua Tree East was $200,000.

Intangible asset decreased by $1,792 or 16% from $11,347 at March 31, 2011 to $9,555 at June 30, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Loan from a shareholder decreased by $38,606 or 14% from $268,950 at March 31, 2011 to $230,344 at June 30, 2011. The principal reason for the decrease was that, in the quarter, the director and shareholder to whom we are indebted regarding the loan from a shareholder, was repaid CAD$41,500 of the principal amount owing, in respect of the loan.

Notes payable increased by $202,078 or 545% from $37,100 at March 31, 2011 to $239,178 at June 30, 2011. The reason for the increase was that, in the quarter ended June 30, 2011, we closed on two vacant land purchases: Twentynine Palms North and Joshua Tree East. Both purchases involved installment notes: $32,000 for Twentynine Palms North and $170,000 for Joshua Tree East.

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

To become profitable and competitive, we need to procure power purchase agreements from SCE, under the California Public Utilities Commission’s feed-in tariff for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 27,079,086 shares of our common stock and received cash of $588,646.

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

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price of $32,000, all cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel.

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

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price was $45,000. Coronus agreed to pay $8,000, with Mike Hoch agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s transmission engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we are currently assessing alternative uses for this parcel.

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price was $200,000. Coronus agreed to pay $30,000, with Sal, Alfred and Frances Gonzalez agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On June 30, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

Under the California Public Utilities Commission’s feed-in tariff for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power systems. Further, we are entitled to deploy multiple 1.5 MW solar power systems on the same parcel, provided this works from a utility interconnection point of view. Because we estimate the cost to develop a 1.5 MW solar power plant to be $5.5 million, inclusive of taxes, we estimate the cost to develop one to three 1.5 MW solar power plants, per parcel, to be $5.5 million to $16.5 million, inclusive of taxes. We expect to obtain the capital to pay for these power plants, through the sale of our common stock and through non-recourse senior secured debt. There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt.

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $230,344, inclusive of interest, through June 30, 2011. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrues interest at the annual rate of 4%. At June 30, 2011, the Company had accrued interest payable of $11,673on the shareholder loan. As in the past, the loan is unsecured and due on demand.

Our principal executive officer has verbally agreed to not seek repayment of the shareholder loans until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgives this salary when due, and has done so for the past five years. Our principal executive officer has verbally agreed to not seek payment of his salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, at June 30, 2011, included in accounts payable, $1,024 was owed to our principal executive officer for an out-of-pocket expense. This amount remain payable and does not accrue interest. This amount is not reflected in the shareholder loans described above.

As of June 30, 2011, our total current assets were $65,447 and our total current liabilities were $256,828 resulting in a working capital deficiency of $191,381.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2011 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2011.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3