Form 10-Q
period 2011-09-30
Coronus Solar Inc.
filed 2011-11-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,096,086  as of November 11, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$2,731	$6,233
Other receivables	7,024	3,079
Prepaid expenses and deposit	17,174	946

TOTAL CURRENT ASSETS	26,929	10,258

DEFERRED FINANCING FEE	10,000	-

CONSTRUCTION IN PROGRESS (Note 15)	6,586,400	6,586,415

PROPERTY, PLANT AND EQUIPMENT (Note 7)	318,451	78,192

INTANGIBLE ASSET (Note 8)	7,764	11,347

TOTAL ASSETS	$6,949,544	$6,686,212

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 13)	$62,990	$47,565
Loan from a shareholder (Note 9)	216,344	268,950

TOTAL CURRENT LIABILITIES	279,334	316,515

NOTES PAYABLE (Note 10)	239,181	37,100

TOTAL LIABILITIES	518,515	353,615

STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 11)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
27,079,086 common shares (March 31, 2011: 26,729,086)	7,472,714	7,347,844

ADDITIONAL PAID IN CAPITAL	497,210	364,542

ACCUMULATED OTHER COMPREHENSIVE LOSS	(20,615)	(34,938)

DEFICIT, accumulated during the development stage	(1,518,280)	(1,344,851)

TOTAL STOCKHOLDERS' EQUITY	6,431,029	6,332,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,949,544	$6,686,212

CONTINGENT LIABILITIES (Note 12)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
					inception
	Three months ended		Six months ended		(December 3, 2001)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization	1,805	1,808	3,611	3,618	49,537
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	2,169	2,197	4,551	3,805	23,343
Interest and bank charges	4,312	385	5,670	762	18,170
Office and miscellaneous	17,506	4,440	31,439	9,111	81,898
Professional fees	18,136	20,177	40,865	34,073	305,852
Repairs and maintenance	-	-	-	-	869
Salaries and wages	24,548	8,661	39,016	17,419	421,629
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	230	239	421	317	11,987
Advertising and promotion	-	-	143	-	9,065
Travel	-	1,199	22	1,199	1,241
Feasibility study	25,000	6,529	41,733	6,529	53,933
Foreign exchange loss	(830)	-	2,748	-	5,247
Write-down of land deposits	-	-	3,210	-	11,610
Write down in website development costs	-	-	-	-	17,390
Write-off trademark cost	-	-	-	-	279

	92,876	45,635	173,429	76,833	1,525,287

OTHER ITEMS
Interest income	-	-	-	-	31
Debt forgiven	-	-	-	-	5,225

	-	-	-	-	5,256

NET LOSS FOR THE PERIOD	(92,876)	(45,635)	(173,429)	(76,833)	(1,518,280)

CURRENCY TRANSLATION ADJUSTMENT	17,480	(6,390)	14,323	2,509	(20,615)

COMPREHENSIVE LOSS FOR THE PERIOD	$(75,396)	$(52,025)	$(159,106)	$(74,324)	$(1,538,895)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	27,079,086	15,542,586	27,004,496	15,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to September 30, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(23,237)	$(1,174,823)	$(176,187)

Stock issued for cash at $0.402 per share on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693

Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400

Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420

Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share on May 10, 2011	350,000	124,870	93,652	-	-	218,522

Forgiveness of debt by a director and shareholder	-	-	39,016	-	-	39,016

Comprehensive income (loss):
Currency translation adjustment	-	-	-	14,323	-	14,323
(Loss) for the period	-	-	-	-	(173,429)	(173,429)

Balance, September 30, 2011 (Unaudited)	27,079,086	$7,472,714	$497,210	$(20,615)	$(1,518,280)	$6,431,029

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Six months ended		(December 3, 2001
	September 30,		to September 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net loss for the period	$(173,429)	$(76,833)	$(1,518,280)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	3,611	3,618	49,537
Foreign exchange gain/loss	2,748	-	(18,183)
Forgiveness of debt	39,016	17,419	249,920
Imputed interests	-	-	18,792
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(4,420)	(6,506)	(6,175)
Prepaid expenses	(16,252)	(1,317)	(2,900)
Accounts payables and accrued liabilities	19,636	(22,484)	55,013

NET CASH USED IN OPERATING ACTIVITIES	(129,090)	(86,103)	(635,997)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(38,220)	-	(116,161)
Land Deposit	15	(2,000)	(46,393)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(38,205)	(2,000)	(164,794)

FINANCING ACTIVITIES
Issuance of common shares	218,522	-	588,646
Loan from a shareholder	(37,585)	92,645	195,338
Payment of deferred financing fee	(10,667)	-	(10,667)
Note payable	-	-	37,100

NET CASH FROM FINANCING ACTIVITIES	170,270	92,645	810,412

EFFECT OF EXCHANGE RATE ON CASH	(6,477)	(4,469)	(6,895)

NET INCREASE (DECREASE) IN CASH	(3,502)	73	2,731

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	6,233	1,294	-

CASH AND CASH EQUIVALENTS - End of Period	$2,731	$1,367	$2,731

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$7,765	$17	$9,452
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
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

Information on the Company’s working capital and deficit is:

	September 30,	March 31,
	2011	2011

Working capital (deficiency)	$(252,405)	$(306,257)
Deficit	1,518,280	1,344,851

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 3 – Basis of Presentation

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

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive loss, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2011, and the results of operations and cash flows for the six months ended September 30, 2011, and for the period from December 3, 2001 (Date of Commencement) to September 30, 2011.

Note 4 – Accounting Pronouncements Adopted During the Period

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
Six Months Ended September 30, 2011
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

(iii) Intangibles – Goodwill and Other

In September 2011, the FASB issued ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's first quarter of Fiscal 2013. The Company does not expect this guidance will have a material impact on its financial statements.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 7 – Property, Plant and Equipment

Property, plant and equipment at September 30, 2011 and March 31, 2011 were summarized as follows:

		Accumulated	Net book
September 30, 2011	Cost	depreciation	value

Office equipment	$1,321	$1,155	$166
Computer equipment	1,011	968	43
Land	318,242	-	318,242
	$320,574	$2,123	$318,451

		Accumulated	Net book
March 31, 2011	Cost	depreciation	value

Office equipment	1,412	1,215	197
Computer equipment	1,080	1,026	54
Land	77,941	-	77,941
	80,433	2,241	78,192

Acquisition of Vacant Land

(i) Twentynine Palms East

On August 28, 2010, the Company’s wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $32,000. The transaction closed on January 24, 2011.

(ii) Newberry Springs

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on March 17, 2011.

(iii) Twentynine Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on May 16, 2011.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 7 – Property, Plant and Equipment - Continued

(iv) Joshua Tree East

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price was $200,000. Coronus paid $30,000 and the vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on June 30, 2011.

Note 8 – Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at September 30, 2011 and March 31, 2011 were summarized as follows:

		Accumulated		Net book
September 30, 2011	Cost	amortization	Write-off	value

Business plan	21,500	13,736	-	7,764

		Accumulated		Net book
	Cost	amortization	Write-off	value

Business plan	21,500	10,153	-	11,347

Note 9 – Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

Effective April 1, 2010, the loan payable to the shareholder of $154,096 as at March 31, 2010 accrues interest at the annual rate of 4%. The loan is unsecured and due on demand.

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

At September 30, 2011, the Company has accrued interest payable of $12,901 (March 31, 2011 - $9,212).

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 10 – Notes Payable

Notes payable at September 30, 2011 is summarized as follows:

	September 30,	March 31,
Vacant Land	2011	2011

Newberry Springs	$37,100	$37,100
Twentynine Palms North	32,081	-
Joshua Tree East	170,000	-
	$239,181	$37,100

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Accrued interest of $100 was included in the notes payable (March 31, 2011: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. Joshua Tree Holdings agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Accrued interest of $81 was included in the notes payable (March 31, 2011: $nil).

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

Note 11 – Stockholders’ Equity

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
Six Months Ended September 30, 2011
(Unaudited)

Note 11 – Stockholders’ Equity

(a) Common Stock

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 11 – Stockholders’ Equity - Continued

(a) Common Stock - Continued

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

As at September 30, 2011, 20,086,500 shares of the Company’s common stock were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the fiscal year 2011 and six months ended September 30, 2011, there were no options granted.

Changes in stock options for the period ended September 30, 2011 and year ended March 31, 2011 are summarized as follows:

	Options Outstanding

	Number of	Weighted average
	shares	exercise price

Balance, March 31, 2010	745,000	$0.065
Issued	-	-
Cancelled	-	-

Balance, September 30, 2011 and March 31, 2011	745,000	$0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 11 – Stockholders’ Equity - Continued

(b) Stock Options - Continued

The Company has the following options outstanding and exercisable at September 30, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$ 0.065	740,000	4.04	$0.065	740,000	$0.065
0.105	5,000	0.61	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.02	$0.065	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$ 0.065	740,000	4.65	$0.065	740,000	$0.065
0.105	5,000	1.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.63	$0.065	745,000	$0.065

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

The fair value of each warrant issued for the period ended September 30, 2011 has been estimated as of the date of the issuance using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months ended
September 30, 2011

Expected volatility	105.17%
Risk-free interest rate	1.91%
Expected life	5 years
Dividend yield	0.00%

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 11 – Stockholders’ Equity - Continued

(c) Warrants - Continued

The Company determined the fair value of the warrants was at $0.52 per warrant using the Black-Scholes option pricing model.

The relative estimated fair value of the warrants in relation to the private placement in May 2011 was (CAD $90,000) $93,652 per share and was allocated to the additional paid-in capital. As of September 30, 2011, 210,000 warrants remained outstanding.

The Company has the following warrants outstanding at September 30, 2011:

Exercise
Issued	Exercised	Cancelled	Balance	Exercise	price
during the	during the	during the	as at	price	(USD	Expiry
period	period	period	9/30/2011	(C$)	equivalent)	date

350,000	-	-	350,000	$0.75	$0.72	5/10/2016

The Company did not issue any warrants during the year ended March 31, 2011 and did not have any outstanding warrants as at March 31, 2011. The warrant is not a derivative instrument.

Note 12 – Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 13 – Related Party Transactions

During the three-month and six-month periods ended September 30, 2011, the Company paid $nil (2010: $390) and $411 (2010: $779) in director fees to the directors of the Company, respectively.

During the three-month and six-month periods ended September 30, 2011, $24,642 (2010: $8,661) and $39,016 (2010: $17,419) of management fees were forgiven by a director of the Company and credited to the additional paid-in capital respectively.

As at September 30, 2011, included in accounts payable, $950 (March 31, 2011: $1,016) was owed to a director of the Company and $12,901 (March 31, 2011: $9,212) was accrued as interest payable for loan from a director of the Company.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 13 – Related Party Transactions - Continued

On July 4, 2011, the President of the subsidiary of the Company was reimbursed $191 for an out-of-pocket expense the President incurred on behalf of the Company on June 24, 2011.

During the six months ended September 30, 2011, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional CAD$8,500 (year ended March 31, 2011 – CAD$89,500 and USD$6,600) for working capital. Principle amount of CAD$50,000 was repaid during the current period. The loan was unsecured, due on demand and bearing interest of 4% per annum.

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

(b) Advisory Service Agreement

On August 8, 2011, the Company entered into a financial advisory service agreement (the “Advisory Agreement”) with Source Capital Group Inc (“SCG”). Under the Advisory Agreement, SCG shall use its best efforts to provide up to $80,000,000 in financing (the “Financing”) for the Company and/or the Company’s affiliates. The financing may consist of debt (the “Debt Financing”) or equity (the “Equity Financing”) or both. Under the Advisory Agreement, SCG shall be compensated 6% cash and 6% 5 year warrants priced at 100% of any offering price on any Equity Financing raised by SCG. In addition, SCG shall be compensated 3% cash on any Debt Financing raised by SCG.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 14 – Commitments - Continued

(b) Advisory Service Agreement - Continued

On executing the Advisory Agreement, the Company paid SCG a $10,000 retainer, which had been capitalized as deferred financing fee.  Additionally, under the Advisory Agreement, SCG is to receive an additional non-refundable $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors. As of September 30, 2011, the offering documents and the investor tracker of qualified investors had been completed. Accordingly, $10,000 had been accrued as of September 30, 2010.

The term of the Advisory Agreement is 120 days from August 8, 2011 (the “Expiration Date”), and will be automatically renewed on a monthly basis until canceled in writing by either the Company or SCG. The Advisory Agreement may be terminated upon 60 days written notice without cause by either the Company or SCG at any time before the Expiration Date.

(c) Acquisition of Vacant Land

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price is $400,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $199,000 within sufficient time to close escrow. Zacarias and Elisa Ramirez agree to carry back the balance amount of USD $200,000 for two years at 7% per annum interest, with monthly payments of interest only. Close of escrow is scheduled for November 22, 2011. The Adelanto West Agreement is subject to Coronus’ Board of Director approval on or before November 15, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from Mohamad Kotob. The purchase price is $120,000, all cash. Close of escrow is scheduled for December 7, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $119,000 within sufficient time to close escrow. The Apple Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

Note 15 – Subsequent Events

(a) Acquisition of Vacant Land

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Close of escrow is scheduled for December 15, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Yucca Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2011
(Unaudited)

Note 15 – Subsequent Events - Continued

(a) Acquisition of Vacant Land - Continued

On October 13, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Oak Hills South Agreement”) to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California, from Karinne Wolf. The purchase price is $145,000. Close of escrow is scheduled for December 22, 2011. Coronus deposited $1,000 into escrow and agree to deposit an additional $29,000 within sufficient time to close escrow. Karinne Wolf agrees to carry back the balance amount of $115,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The Oak Hills South Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, from Bica Family Revocable Liv Tr. The purchase price is $300,000. Close of escrow is scheduled for December 22, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $74,000 within sufficient time to close escrow. Bica Family Revocable Liv Tr agrees to carry back the balance amount of $225,000 for eighteen months at 6.5% per annum interest, with monthly payments of interest only. Under the Hesperia West Agreement, Coronus agrees to pay out the balance of $225,000 before commencing with any alterations, improvements, building or construction on the land. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Hesperia West Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

(b) Loan From A Shareholder

On October 11, 2011, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder, lent the Company an additional CAD$15,000 for working capital. This additional $15,000 loan is unsecured, due on demand and bears interest of 4% per annum.

(c) Completion of Private Placement

On October 24, 2011, the Company conducted a non-brokered private placement, issuing 17,000 units (the “Units”), at a price of CAD $0.60 per Unit, for proceeds of CAD $10,200, to one investor. Each Unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the investor to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. In connection with the completion of the private placement, the Company paid no finder’s fees.

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

Trends Affecting Our Business

In the past two and one-half to three years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable.

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

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011, and which was first reported in our Form 8-K filed with the SEC on January 27, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. On February 22, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus 29-Palms North 1” and “Coronus 29-Palms North 2”). SCE’s distribution and transmission engineers’ initial assessment was favorable. Accordingly, on June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements

(the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with SCE. The SIS/FAS Study Agreements set forth the terms and conditions for SCE to perform a combined system impact and facility study to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. The results of the SIS/FAS Study Agreements are anticipated to be completed by November 28, 2011.

Interconnection agreements with SCE are premised on the results of SIS/FAS studies, provided the specified and estimated cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection, is economical. There is no assurance the results of SIS/FAS studies will be economical.

On May 11, 2011, Coronus submitted a third generating facility interconnection application to SCE in respect of a third, utility-scale, 1.5 MW solar PV power system to be sited on the same parcel (“Coronus 29-Palms North 3”). SCE’s distribution and transmission engineers’ initial assessment was mixed. Accordingly, at this time, we are undecided as to whether we will enter into a SIS/FAS Study Agreement with SCE for Coronus 29-Palms North 3. We have until on or around December 15, 2011 to decide, as CREST studies queued after March 31, 2011, will begin only after the CAISO Cluster 4 (QC4) Phase I interconnection studies are completed. We anticipate the completion date for the QC4 Phase I studies to be on or around December 15, 2011. On October 17, 2011, Coronus submitted a fourth generating facility interconnection application to SCE in respect of a fourth, utility-scale, 1.5 MW solar PV power system to be sited on this same parcel (“Coronus 29-Palms North 4”). We designed this fourth system to interconnect to a second circuit, directly west of the parcel. We designed the first three systems to interconnect to a circuit directly east of the parcel. In respect of Coronus 29-Palms North 4, we are schedule to meet with SCE’s distribution and transmission engineers for a scoping meeting on November 15, 2011.

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

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. We first reported Coronus’ entry into the Adelanto West Agreement in our Form 8-K filed with the SEC on September 29, 2011. Close of escrow is scheduled for November 22, 2011. The Adelanto West Agreement is subject to Coronus’ Board of Director approval on or before November 15, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Adelanto West 1” and “Coronus Adelanto West 2”). In respect of Coronus Adelanto West 1 and 2, we are schedule to meet with SCE’s distribution and transmission engineers for a scoping meeting on November 15, 2011.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. We first reported Coronus’ entry into the Apple Valley East Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow is scheduled for December 7, 2011. The Apple Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Apple Valley East 1” and “Coronus Apple Valley East 2”). In respect of Coronus Apple Valley East 1 and 2, we are schedule to meet with SCE’s distribution and transmission engineers for a scoping meeting on November 15, 2011.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. We first reported Coronus’ entry into the Yucca Valley East Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow is scheduled for December 15, 2011. The Yucca Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted three generating facility interconnection applications to SCE in respect of three, utility-scale, solar PV power systems to be sited on this parcel, sized 1.4 MW, 1.5 MW and 1.5 MW (“Coronus Yucca Valley East 1”,  “Coronus Yucca Valley East 2” and “Coronus Yucca Valley East 3”, respectively). In respect of Coronus Yucca Valley East 1, 2 and 3, we are schedule to meet with SCE’s distribution and transmission engineers for a scoping meeting on November 15, 2011.

On October 13, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Oak Hills South Agreement”) to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California. We first reported Coronus’ entry into the Oak Hills South Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow is scheduled for December 22, 2011. The Oak Hills South Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained. On November 10, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Oak Hills South 1” and “Coronus Oak Hills South 2”). We expect initial comments from SCE within ten days.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California. We first reported Coronus’ entry into the Hesperia West Agreement in our Form 8-K filed with the SEC on November 10, 2011. Close of escrow is scheduled for December 22, 2011. The Hesperia West Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained. Belectric, Inc. (“Belectric”),our solar PV systems integrator, is presently evaluating the parcel for solar PV power system design. Within ten days, we expect to submit two to three generating facility interconnection applications to SCE in respect of two to three, utility-scale, solar PV power systems to be sited on this parcel.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended September 30, 2011 compared to September 30, 2010

Interest and bank charges expense increased by $3,927 or 1,020% from $385 for the three months ended September 30, 2010 to $4,312 for the three months ended September 30, 2011. The principal reason for the increase was $3,886 in interest incurred on the Twentynine Palms North, Newberry Springs, and Joshua Tree East vacant land purchase installment notes. No such payments were made in the comparative quarter.

Office and miscellaneous expense increased by $13,066 or 294% from $4,440 for the three months ended September 30, 2010 to $17,506 for the three months ended September 30, 2011. The reason for the increase was increased filing fees, in addition to a $10,000 expense incurred under the Advisory Agreement with SCG. In this quarter, in respect of filing fees, both EDGAR and Canadian reporting related, we incurred $3,713 in expenses, as compared to $1,081 in the comparative quarter. In respect of the Advisory Agreement, on executing the Advisory Agreement, the Company paid SCG a $10,000 retainer. Additionally, under the Advisory Agreement, SCG was to receive an additional non-refundable $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors. As of September 30, 2011, the offering documents and the investor tracker of qualified investors had been completed, and therefore, the payment was due at quarter end.

Salaries and wages increased by $15,887 or 183% from $8,661 for the three months ended September 30, 2010 to $24,548 for the three months ended September 30, 2011. The reason for the increase was the salary increase of our principal executive officer during the period. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. Our principal executive officer forgives this salary when due, and has done so for the past five years. However, effective October 1, 2011, this salary now accrues.

We incurred no travel expense ($nil) for the quarter ended September 30, 2011 compared to $1,199 in travel expense for the quarter ended September 30, 2010. In the previous quarter, the travel expense related to an on-site meeting in California with Belectric, our solar PV systems integrator.

Feasibility study expense increased by $18,471 or 283% from $6,529 for the three months ended September 30, 2010 to $25,000 for the three months ended September 30, 2011. In the current quarter, the feasibility study expense related to the expensing of one-half, or $25,000, of the $50,000 Coronus paid to SCE on June 16, 2011, under the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2. In the previous quarter, the feasibility study expense related to the submission of interconnection and distribution service request deposits to SCE in respect of solar PV systems we proposed on the vacant lands of Twentynine Palms East and Vidal.

We incurred $830 in foreign exchange gain for the quarter ended September 30, 2011 compared to no foreign exchange loss (gain) ($nil) for the quarter ended September 30, 2010. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

Six Months Ended September 30, 2011 compared to September 30, 2010

Interest on shareholder loan increased by $746 or 20% from $3,805 for the six months ended September 30, 2010 to $4,551 for the six months ended September 30, 2011. The reason for the increase was the net result of further loans made to the Company by the shareholder, a director of the Company, over the course of the year.

Interest and bank charges expense increased by $4,908 or 644% from $762 for the six months ended September 30, 2010 to $5,670 for the six months ended September 30, 2011. The principal reason for the increase was $7,765 in interest incurred on the Twentynine Palms North, Newberry Springs, and Joshua Tree East vacant land purchase installment notes. No such payments were made in the comparative period.

Office and miscellaneous expense increased by $22,328 or 245% from $9,111 for the six months ended September 30, 2010 to $31,439 for the six months ended September 30, 2011. The reason for the increase was increased filing fees, in addition to a $10,000 expense incurred under the Advisory Agreement with SCG. In this period, in respect of filing fees, both EDGAR and Canadian reporting related, we incurred $13,948 in expenses, as compared to $3,767 in the comparative period. In respect of the Advisory Agreement, SCG was to receive a non-refundable $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors. As of September 30, 2011, the offering documents and the investor tracker of qualified investors had been completed, and therefore, the payment was due at period end.

Professional fees increased by $6,792 or 20% from $34,073 for the six months ended September 30, 2010 to $40,865 for the six months ended September 30, 2011. The principal reasons for the increase were increased audit and legal fees in this period, as compared to the previous period. In this period, audit fees increased by $9,567 and legal fees increased by $2,860.

Salaries and wages increased by $21,597 or 124% from $17,419 for the six months ended September 30, 2010 to $39,016 for the six months ended September 30, 2011. The reason for the increase was the salary increase of our principal executive officer during the period. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. Our principal executive officer forgives this salary when due, and has done so for the past five years. However, effective October 1, 2011, this salary now accrues.

Travel expense decreased by $1,177 or 98% from $1,199 for the six months ended September 30, 2010 to $22 for the six months ended September 30, 2011. In the previous period, the travel expense related to an on-site meeting in California with Belectric, our solar PV systems integrator.

Feasibility study expense increased by $35,204 or 539% from $6,529 for the six months ended September 30, 2010 to $41,733 for the six months ended September 30, 2011. In the current period, the feasibility study expense related to fees Coronus paid to SCE in respect of six Rule 21 generating facility interconnection applications and the expensing of two-thirds, or $33,334, of the $50,000 Coronus paid to SCE on June 16, 2011, under the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2. In the previous period, the feasibility study expense related to the submission of interconnection and distribution service request deposits to SCE in respect of solar PV systems we proposed on the vacant lands of Twentynine Palms East and Vidal.

We incurred $2,748 in foreign exchange loss for the six months ended September 30, 2011 compared to no foreign exchange loss (gain) ($nil) for the six months ended September 30, 2010. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred $3,210 in write-down of land deposits for the six months ended September 30, 2011 compared to no write-down of land deposits ($nil) for the six months ended September 30, 2010. In the current period, we had paid $3,210 in land deposits in respect of one vacant land purchase agreement, the Vidal Agreement. On June 14, 2011, the parties to the Vidal Agreement cancelled the agreement, and the land deposits Coronus paid in the period were forfeited.

Assets and Liabilities at September 30, 2011 compared to March 31, 2011

Other receivables increased by $3,945 or 128% from $3,079 at March 31, 2011 to $7,024 at September 30, 2011. The principal reason for the increase was an increase in HST recoverable in this quarter.

Prepaid expenses and deposit increased by $16,228 or 1,715% from $946 at March 31, 2011 to $17,174 at September 30, 2011. The reason for the increase was that on June 16, 2011, Coronus entered into the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2 with SCE. On entering into the SIS/FAS Study Agreements, Coronus paid to SCE two $25,000 deposits totaling $50,000. The results of the SIS/FAS Study Agreements are anticipated to be completed on November 28, 2011. Accordingly, as at September 30, 2011, one-third of the deposits, or $16,667, remained as prepaid expense.

Deferred financing fee was $10,000 at September 30, 2011, as compared to no deferred financing fee ($nil) at March 31, 2011. On entering into the financial Advisory Agreement with SCG on August 8, 2011, the Company paid SCG a $10,000 retainer.

Property, plant and equipment increased by $240,259 or 307% from $78,192 at March 31, 2011 to $318,451 at September 30, 2011. The reason for the increase was the acquisition of vacant land in the period, specifically the acquisitions of Twentynine Palms North and Joshua Tree East. The purchase price of Twentynine Palms North was $40,000 and the purchase price of Joshua Tree East was $200,000.

Intangible asset decreased by $3,583 or 32% from $11,347 at March 31, 2011 to $7,764 at September 30, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable increased by $15,425 or 32% from $47,565 at March 31, 2011 to $62,990 at September 30, 2011. The principal reason for the increase was a $10,000 payable to SCG at September 30, 2011. Under the Advisory Agreement, SCG was to receive a non-refundable $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors. As of September 30, 2011, the offering documents and the investor tracker of qualified investors had been completed, and therefore, the payment was due, but not paid, at September 30, 2011.

Loan from a shareholder decreased by $52,606 or 20% from $268,950 at March 31, 2011 to $216,344 at September 30, 2011. The principal reason for the decrease was that, in the period, the director and shareholder to whom we are indebted regarding the loan from a shareholder, was repaid CAD$41,500 of the principal amount owing, in respect of the loan.

Notes payable increased by $202,081 or 545% from $37,100 at March 31, 2011 to $239,181 at September 30, 2011. The reason for the increase was that, in the period ended September 30, 2011, we closed on two vacant land purchases: Twentynine Palms North and Joshua Tree East. Both purchases involved installment notes: $32,000 for Twentynine Palms North and $170,000 for Joshua Tree East.

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

Liquidity and Capital Resources

Since inception, we have issued 27,096,086 shares of our common stock and received cash of $598,806.

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

On October 24, 2011, we conducted a non-brokered private placement, issuing 17,000 units (the “Units”), at a price of CAD$0.60 per Unit, for proceeds of CAD$10,200, to one investor. Each Unit was comprised of one share of our common stock and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further share of our common stock at an exercise price of CAD$0.75 for a period of five years. In connection with the completion of the private placement, we paid no finder’s fees. The investor was a resident of British Columbia, Canada. The Units were issued pursuant to an exemption from applicable prospectus requirements under section 2.5 “Family, friends and business associates” of National Instrument 45-106, Prospectus and Registration Exemptions, by reason of the fact that the investor was a close personal friend of Jeff Thachuk, our president. Further, the foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof in that all sales took place outside the United States with non-U.S. persons.

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

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price of $32,000, all cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

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

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. The purchase price was $45,000. Coronus agreed to pay $8,000, with Mike Hoch agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s transmission engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

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

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price is $400,000. Close of escrow is scheduled for November 22, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $199,000 within sufficient time to close escrow. Zacarias and Elisa Ramirez agree to carry back the balance amount of $200,000 for two years at 7% per annum interest, with monthly payments of interest only. The Adelanto West Agreement is subject to Coronus’ Board of Director approval on or before November 15, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from Mohamad Kotob. The purchase price is $120,000, all cash. Close of escrow is scheduled for December 7, 2011. The Apple Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Close of escrow is scheduled for December 15, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Yucca Valley East Agreement is subject to Coronus’ Board of Director approval on or before November 30, 2011. There is no assurance that Coronus’ Board of Director approval will be obtained.

On October 13, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Oak Hills South Agreement”) to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California, from Karinne Wolf. The purchase price is $145,000. Close of escrow is scheduled for December 22, 2011. Coronus deposited $1,000 into escrow and agree to deposit an additional $29,000 within sufficient time to close escrow. Karinne Wolf agrees to carry back the balance amount of $115,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The Oak Hills South Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, from Bica Family Revocable Liv Tr. The purchase price is $300,000. Close of escrow is scheduled for December 22, 2011. Coronus deposited $1,000 into escrow and agrees to deposit an additional $74,000 within sufficient time to close escrow. Bica Family Revocable Liv Tr agrees to carry back the balance amount of $225,000 for eighteen months at 6.5% per annum interest, with monthly payments of interest only. Under the Hesperia West Agreement, Coronus agrees to pay out the balance of $225,000 before commencing with any alterations, improvements, building or construction on the land. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Hesperia West Agreement is subject to Coronus’ Board of Director approval on or before December 15, 2011. There can be no assurance Coronus’ Board of Director approval will be obtained.

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

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $216,344, inclusive of interest, through September 30, 2011. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrues interest at the annual rate of 4%. At September 30, 2011, the Company had accrued interest payable of $12,901on the shareholder loan. As in the past, the loan is unsecured and due on demand.

Our principal executive officer has verbally agreed to not seek repayment of the shareholder loans until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgave this salary when due, and had done so for the past five years. Effective October 1, 2011, this salary is now accrued. However, our principal executive officer has verbally agreed to not seek payment of this salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, at September 30, 2011, included in accounts payable, $950 was owed to our principal executive officer for an out-of-pocket expense. This amount remain payable and does not accrue interest. This amount is not reflected in the shareholder loans described above.

As of September 30, 2011, our total current assets were $26,929 and our total current liabilities were $279,334 resulting in a working capital deficiency of $252,405.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Accounting Pronouncements Adopted During the Period

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

New Accounting Pronouncements

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

Intangibles – Goodwill and Other

In September 2011, the FASB issued ASC 350 "Intangibles - Goodwill and other" intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company's first quarter of Fiscal 2013. The Company does not expect this guidance will have a material impact on its financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.				X

10.38	Vacant Land Purchase Agreement – PHELAN EAST.				X

10.39	Cancellation Instructions – PHELAN EAST.				X

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.				X

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.				X

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.				X

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.				X

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).				X

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2011.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.				X

10.38	Vacant Land Purchase Agreement – PHELAN EAST.				X

10.39	Cancellation Instructions – PHELAN EAST.				X

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.				X

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.				X

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.				X

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.				X

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).				X

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X