Form 10-Q
period 2011-12-31
Coronus Solar Inc.
filed 2012-02-15
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,096,086  as of February 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and cash equivalents	$702	$6,233
Other receivables	8,206	3,079
Prepaid expenses and deposit	487	946

TOTAL CURRENT ASSETS	9,395	10,258

DEFERRED FINANCING FEE	10,000	-
CONSTRUCTION IN PROGRESS (Note 14)	6,589,400	6,586,415
PROPERTY, PLANT AND EQUIPMENT (Note 7)	318,442	78,192
INTANGIBLE ASSET (Note 8)	5,972	11,347

TOTAL ASSETS	$6,933,209	$6,686,212

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 13)	$119,504	$56,877
Loan from a shareholder (Note 9)	228,822	259,738

TOTAL CURRENT LIABILITIES	348,326	316,615

NOTES PAYABLE (Note 10)	239,000	37,000

TOTAL LIABILITIES	587,326	353,615

STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 11)
Authorized: Unlimited voting common shares without par value
Issued and outstanding: 27,096,086 common shares (March 31, 2011: 26,729,086)	7,478,422	7,347,844
ADDITIONAL PAID IN CAPITAL	501,563	364,542
ACCUMULATED OTHER COMPREHENSIVE LOSS	(27,394)	(34,938)
DEFICIT, accumulated during the development stage	(1,606,708)	(1,344,851)

TOTAL STOCKHOLDERS’ EQUITY	6,345,883	6,332,597

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,933,209	$6,686,212

CONTINGENT LIABILITIES (Note 12)
GOING CONCERN (Note 2)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
					inception
					(December 3,
	Three months ended		Nine months ended		2001) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization	1,805	1,810	5,416	5,428	51,342
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	2,227	2,494	6,778	6,299	25,570
Interest and bank charges	4,626	407	10,296	1,169	22,796
Office and miscellaneous	7,931	7,210	39,370	16,250	89,829
Professional fees	13,898	23,431	54,763	57,504	319,750
Repairs and maintenance	-	-	-	-	869
Salaries and wages	23,588	8,884	62,604	26,303	445,217
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	207	197	628	514	12,194
Advertising and promotion	-	-	143	-	9,065
Travel	971	8	993	1,207	2,212
Feasibility study	33,065	-	74,798	6,600	86,998
Foreign exchange loss	110	-	2,858	-	5,357
Write-down of land deposits	-	-	3,210	-	11,610
Write down in website development costs	-	-	-	-	17,390
Write-off trademark cost	-	-	-	-	279

	88,428	44,441	261,857	121,274	1,613,715

OTHER ITEMS
Interest income	-	-	-	-	31
Debt forgiven	-	-	-	-	5,225

	-	-	-	-	5,256

NET LOSS FOR THE PERIOD	(88,428)	(44,441)	(261,857)	(121,274)	(1,606,708)

CURRENCY TRANSLATION ADJUSTMENT	(6,779)	(9,229)	7,544	(6,720)	(27,394)

COMPREHENSIVE LOSS FOR THE PERIOD	$(95,207)	$(53,670)	$(254,313)	$(127,994)	$(1,634,102)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	27,091,836	15,542,586	27,033,715	15,542,586

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to December 31, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to December 31, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to December 31, 2011
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(23,237)	$(1,174,823)	$(176,187)

Stock issued for cash at $0.402 per share
on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants
on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share
on May 10, 2011	350,000	124,870	93,652	-	-	218,522
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,708	4,352	-	-	10,060
Forgiveness of debt by a director and shareholder	-	-	39,017	-	-	39,017
Comprehensive income (loss):
Currency translation adjustment	-	-	-	7,544	-	7,544
(Loss) for the period	-	-	-	-	(261,857)	(261,857)
Balance, December 31, 2011 (Unaudited)	27,096,086	$7,478,422	$501,563	$(27,394)	$(1,606,708)	$6,345,883

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Nine months ended		inception
	December 31,		(December 3, 2001) to
	2011	2010	December 31, 2011

OPERATING ACTIVITIES
Net loss for the period	$(261,857)	$(121,274)	$(1,606,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,416	5,428	51,342
Foreign exchange gain/loss	2,858	-	(18,072)
Forgiveness of debt	39,017	26,303	249,921
Imputed interests	-	-	18,792
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Write-down of land deposits	3,210	-	3,210
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(5,403)	(2,382)	(7,158)
Prepaid expenses	432	(512)	13,784
Accounts payables and accrued liabilities	66,856	9,753	111,142

NET CASH USED IN OPERATING ACTIVITIES	(149,471)	(82,684)	(647,468)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(38,301)	-	(116,242)
Land Deposit	(6,195)	(4,000)	(52,603)
Long-term prepaid expenses	-	(3,262)	-
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(44,496)	(7,262)	(171,085)

FINANCING ACTIVITIES
Issuance of common shares	228,582	-	598,706
Loan from a shareholder	(19,894)	92,645	241,222
Payment of deferred financing fee	(10,269)	-	(10,269)

NET CASH FROM FINANCING ACTIVITIES	198,419	92,645	829,659

EFFECT OF EXCHANGE RATE ON CASH	(9,983)	(3,321)	(10,404)

NET INCREASE (DECREASE) IN CASH	(5,531)	(622)	702

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	6,233	1,294	-

CASH AND CASH EQUIVALENTS - End of Period	$702	$672	$702

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$11,466	$16	$13,153
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
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

Note 2 – Basis of Presentation – Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. The accompanying unaudited consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2011	2011

Working capital (deficiency)	$(338,931)	$(306,357)
Deficit	1,606,708	1,344,851

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
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

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive loss, stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2011, and the results of operations and cash flows for the nine months ended December 31, 2011, and for the period from December 3, 2001 (Date of Commencement) to December 31, 2011.

Note 4 - Accounting Pronouncements Adopted During the Period

(i) Compensation - stock compensation

On April 1, 2011, the Company adopted ASU No. 2010-13 “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. Such an adoption does not have a material impact on the Company’s financial statements.

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
Nine Months Ended December 31, 2011
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

(iii) Intangibles – Goodwill and Other

In September 2011, the FASB issued ASC 350 “Intangibles - Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, or the Company’s first quarter of Fiscal 2013. The Company does not expect this guidance will have a material impact on its financial statements.

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
Nine Months Ended December 31, 2011
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

Note 7 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and March 31, 2011 were summarized as follows:

		Accumulated	Net book
December 31, 2011	Cost	depreciation	value

Office equipment	$1,349	$1,190	$159
Computer equipment	1,033	992	41
Land	318,242	-	318,242
	$320,624	$2,182	$318,442

		Accumulated	Net book
March 31, 2011	Cost	depreciation	value

Office equipment	$1,412	$1,215	$197
Computer equipment	1,080	1,026	54
Land	77,941	-	77,941
	$80,433	$2,241	$78,192

Acquisition of Vacant Land

(i) Twentynine Palms East

On August 28, 2010, the Company’s wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Vacant Land Purchase Agreement (the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $32,000. The transaction closed on January 24, 2011.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
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

Note 8 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at December 31, 2011 and March 31, 2011 were summarized as follows:

		Accumulated		Net book
December 31, 2011	Cost	amortization	Write-off	value

Business plan	21,500	15,528	-	5,972

		Accumulated		Net book
March 31, 2011	Cost	amortization	Write-off	value

Business plan	21,500	10,153	-	11,347

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
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

In the nine-month period ended December 31, 2011, the shareholder lent the Company a further CAD$30,000 (USD$30,293). The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

On May 10, 2011, the director and shareholder was repaid by the Company CAD$50,000 of the principal amount owing, in respect of the loan.

At December 31, 2011, the Company has accrued interest payable of $15,415 (March 31, 2011 - $9,212).

Note 10 – Notes Payable

Notes payable at December 31, 2011 is summarized as follows:

	December 31,	March 31,
Vacant Land	2011	2011

Newberry Springs	$37,000	$37,000
Twentynine Palms North	32,000	-
Joshua Tree East	170,000	-
	$239,000	$37,000

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2011, included in accounts payable and accrued liabilities, the Company has accrued interest payable of $100 (March 31, 2011: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. Joshua Tree Holdings agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2011, included in accounts payable and accrued liabilities, the Company has accrued interest payable of $84 (March 31, 2011: $nil).

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 10 – Notes Payable – Continued

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. Sal, Alfred and Frances Gonzalez agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2011, included in accounts payable and accrued liabilities, the Company has accrued interest payable of zero ($nil) (March 31, 2011: $nil).

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
Nine Months Ended December 31, 2011
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

On May 10, 2011, the Company completed a non-brokered private placement of 350,000 units at a price of CAD $0.60 per unit for proceeds of CAD $210,000. Each unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. In connection with the completion of the private placement, the Company incurred minimal financing costs. The value assigned to the underlying warrants was CAD$90,000 ($93,652). See Note 11(c).

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. In connection with the completion of the private placement, the Company incurred minimal financing costs. The value assigned to the underlying warrants was CAD$4,470 ($4,452). See Note 11(c).

As at December 31, 2011, 20,086,500 shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 11 - Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the fiscal year 2011 and nine months ended December 31, 2011, there were no options granted.

Changes in stock options for the period ended December 31, 2011 and year ended March 31, 2011 are summarized as follows:

	Options Outstanding
	Number of	Weighted average
	shares	exercise price

Balance, March 31, 2010	745,000	$ 0.065
Issued	-	-
Cancelled	-	-
Balance, December 31, 2011 and March 31, 2011	745,000	$ 0.065

The Company has the following options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
	Number	Weighted Average		Number
Range of	Outstanding at	Remaining Contractual	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	December 31, 2011	Life (Years)	Exercise Price	December 31, 2011	Exercise Price

$ 0.065	740,000	3.90	$ 0.065	740,000	$ 0.065
0.105	5,000	0.36	0.105	5,000	0.105
$0.065 - $0.105	745,000	3.88	$ 0.065	745,000	$ 0.065

The Company has the following options outstanding and exercisable at March 31, 2011:

	Outstanding			Exercisable
	Number	Weighted Average		Number
Range of	Outstanding at	Remaining Contractual	Weighted Average	Exercisable at	Weighted Average
Exercise Prices	December 31, 2011	Life (Years)	Exercise Price	December 31, 2011	Exercise Price

$ 0.065	740,000	4.65	$ 0.065	740,000	$ 0.065
0.105	5,000	1.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.63	$ 0.065	745,000	$ 0.065

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 11 - Stockholders’ Equity - Continued

(c) Warrants

On May 10, 2011, the Company completed a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD $0.60 per Unit, for proceeds of CAD $210,000. Each Unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The Company determined the fair value of the warrants was at $0.257 per warrant using the Black-Scholes option pricing model.

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The Company determined the fair value of the warrants was at $0.263 per warrant using the Black-Scholes option pricing model.

The fair value of the warrants issued during the period ended December 31, 2011 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months ended
December 31, 2011

Expected volatility	100.13% - 105.17%
Risk free interest rate	1.10% - 1.91%
Expected life	5 years
Dividend yield	0.00%

The relative estimated fair value of the warrants in relation to the private placement in May 2011 and October 2011 was CAD$90,000 (USD$93,652) and CAD$4,470 (USD$4,452) respectively and were allocated to the additional paid-in capital. As of December 31, 2011, 367,000 warrants remained outstanding.

The Company has the following warrants outstanding at December 31, 2011:

Issued	Exercised	Cancelled	Balance	Exercise	price
during the	during the	during the	as at	price	(USD	Expiry
period	period	period	12/31/2011	(CAD)	equivalent)	date

350,000	-	-	350,000	$ 0.75	$ 0.74	5/10/2016
17,000	-	-	17,000	$ 0.75	$ 0.74	10/24/2016
367,000			367,000

The Company did not issue any warrants during the year ended March 31, 2011 and did not have any outstanding warrants as at March 31, 2011. The warrant is not a derivative instrument.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 12 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 13 - Related Party Transactions

During the three-month and nine-month periods ended December 31, 2011, the Company paid $nil (2010: $nil) and $404 (2010: $779) in director fees to the directors of the Company, respectively.

During the three-month period ended December 31, 2011, $24,234 (2010: $nil) of management fees were accrued and $nil (2010: $8,884) were forgiven (and credited to the additional paid-in capital) by a director of the Company, and during the nine-month period ended December 31, 2011, $24,234 (2010: $nil) of management fees were accrued and $38,379 (2010: $26,303) were forgiven (and credited to the additional paid-in capital) by a director of the Company.

As at December 31, 2011, included in accounts payable, $1,169 (March 31, 2011: $1,016) was owed to a director of the Company and $15,415 (March 31, 2011: $9,212) was accrued as interest payable for loan from a director of the Company.

On July 4, 2011, the President of the subsidiary of the Company was reimbursed $191 for an out-of-pocket expense the President incurred on behalf of the Company on June 24, 2011.

During the nine months ended December 31, 2011, the director and shareholder to whom the Company was indebted regarding the loan from a shareholder, lent the Company an additional CAD$30,500 (year ended March 31, 2011 – CAD$89,500 and USD$6,600) for working capital. Principle amount of CAD$50,000 was repaid during the current period. The loan was unsecured, due on demand and bearing interest of 4% per annum.

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

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 14 – Commitment - Continued

(a) Purchase of Solar Photovolatic Power Systems - Continued

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

On executing the Advisory Agreement, the Company paid SCG a $10,000 retainer, which had been capitalized as deferred financing fee. Additionally, under the Advisory Agreement, SCG is to receive an additional non-refundable $10,000 payment from the Company upon completion of offering documents and an investor tracker of qualified investors. As of December 31, 2011, the offering documents and the investor tracker of qualified investors had been completed. Accordingly, $10,000 had been accrued as of December 31, 2011.

The term of the Advisory Agreement is 120 days from August 8, 2011 (the “Expiration Date”), and will be automatically renewed on a monthly basis until canceled in writing by either the Company or SCG. The Advisory Agreement may be terminated upon 60 days written notice without cause by either the Company or SCG at any time before the Expiration Date.

Under the original Advisory Agreement, the Company’s relationship with SCG was exclusive. Effective December 8, 2011, the relationship with SCG is no longer exclusive.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 14 – Commitment - Continued

(c) Acquisition of Vacant Land

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price is $400,000. Zacarias and Elisa Ramirez agree to carry back the balance amount of $200,000 for two years at 7% per annum interest, with monthly payments of interest only. Coronus deposited $1,000 into escrow and agrees to deposit an additional $199,000 within sufficient time to close escrow. Close of escrow is March 7, 2012, and the Adelanto West Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from Mohamad Kotob. The purchase price is $120,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $119,000 within sufficient time to close escrow. Close of escrow is March 7, 2012, and the Apple Valley East Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Coronus also agrees to pay the realtor commission of $5,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Close of escrow is March 7, 2012, and the Yucca Valley East Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, from Bica Family Revocable Liv Tr. The purchase price is $300,000. Bica Family Revocable Liv Tr. agrees to carry back the balance amount of $225,000 for eighteen months at 6.5% per annum interest, with monthly payments of interest only. Coronus agrees to pay out the balance of $225,000 before commencing with any alternations, improvements, buildings or construction on the land. Coronus also agrees to pay the realtor commission of $5,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $74,000 within sufficient time to close escrow. Close of escrow is February 22, 2012, and the Hesperia West Agreement is subject to Coronus’ Board of Director approval on or before February 15, 2012.

Note 15 - Subsequent Events

(a) Loan From A Shareholder

On January 11, 2012, the director and shareholder to whom the Company is indebted regarding the loan from a shareholder, lent the Company an additional CAD$1,000 for working capital. This additional $1,000 loan is unsecured, due on demand and bears interest of 4% per annum.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 15 - Subsequent Events – Continued

(b) Cancellation of Vacant Land Purchase Agreement

On January 31, 2012, Coronus and Karinne Wolf cancelled the Vacant Land Purchase Agreement (the “Oak Hills South Agreement”), dated October 13, 2011, entered into by Coronus, as Buyer, and Karinne Wolf, as Seller. Under the Oak Hills South Agreement, Coronus agreed to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California. The purchase price was $145,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $144,000 within sufficient time to close escrow. Close of escrow initially was December 22, 2011, but was extended to January 22, 2012, and then to February 1, 2012. The Oak Hills South Agreement was subject to Coronus’ Board of Director approval, initially on or before December 15, 2011, but this deadline was extended to on or before January 15, 2012, and then to on or before January 31, 2012. Coronus’ Board of Directors rejected the Oak Hills South Agreement due to lack of certainty as to whether the property would be suitable for a solar PV development under the California Public Utilities Commission’s feed-in tariff program for small generators, coupled with anticipated challenges with the parcel in relation to interconnecting a solar PV system to the grid. The $1,000 deposit, less $30 in escrow/ wire fees, was returned to Coronus.

(c) Completion of Private Placement

On February 2, 2012, the Company conducted a non-brokered private placement, issuing a senior secured, convertible promissory note (the “Note”) and transferrable warrant (the “Warrant”) to one investor, for proceeds of CAD$50,000. The Note is secured by a first priority security interest in all of the Company’s assets, including those of its wholly-owned subsidiary, Coronus. The Note matures on February 2, 2013 and bears interest at an annual rate of 12%, payable in cash at maturity, prepayment, or conversion. At or before maturity, the Note and any accrued interest are convertible at the holder’s option into shares of the Company’s common stock, at a price of CAD$0.60 per share. The Warrant entitles the holder thereof to purchase an aggregate of 83,333 shares of the Company’s common stock at an exercise price of CAD$0.75 for a period of five years. In connection with the completion of the private placement, the Company paid no finder’s fees.

(d) Entry into Utility Interconnection Studies

On February 2, 2012, the Company’s wholly-owned subsidiary, Coronus, entered into a System Impact Study Agreement (the “SIS Agreement for Yucca Valley East 1”) with Southern California Edison (“SCE”). The SIS Agreement for Yucca Valley East 1 relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system (the “Yucca Valley East 1 Project”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement, as disclosed in Note 14 above.

The SIS Agreement for Yucca Valley East 1 sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the Yucca Valley East 1 Project and the adequacy of SCE’s electrical system to accommodate the Yucca Valley East 1 Project. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the Yucca Valley East 1 Project. The estimated cost of the SIS Agreement for Yucca Valley East 1 is $10,000. SCE anticipates completing the study within 120 business days. On entering into the SIS Agreement for Yucca Valley East 1, Coronus paid SCE a $10,000 deposit.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 15 - Subsequent Events – Continued

(d) Entry into Utility Interconnection Studies – Continued

On February 2, 2012, Coronus entered into a second System Impact Study Agreement (the “SIS Agreement for Yucca Valley East 2”) with SCE. The SIS Agreement for Yucca Valley East 2 relates to Coronus’ application for interconnection service and the CREST tariff for a second 1.5 MW solar PV power system (the “Yucca Valley East 2 Project”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement, as disclosed in Note 14 above.

The SIS Agreement for Yucca Valley East 2 sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the Yucca Valley East 2 Project and the adequacy of SCE’s electrical system to accommodate the Yucca Valley East 2 Project. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the Yucca Valley East 2 Project. The estimated cost of the SIS Agreement for Yucca Valley East 2 is $10,000. SCE anticipates completing the study within 120 business days. On entering into the SIS Agreement for Yucca Valley East 2, Coronus paid SCE a $10,000 deposit.

On February 2, 2012, Coronus entered into a third System Impact Study Agreement (the “SIS Agreement for Hesperia West 2”) with SCE. The SIS Agreement for Hesperia West 2 relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system (the “Hesperia West 2 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Hesperia West Agreement, as disclosed in Note 14 above.

The SIS Agreement for Hesperia West 2 sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the Hesperia West 2 Project and the adequacy of SCE’s electrical system to accommodate the Hesperia West 2 Project. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the Hesperia West 2 Project. The estimated cost of the SIS Agreement for Hesperia West 2 is $10,000. SCE anticipates completing the study within 120 business days. On entering into the SIS Agreement for Hesperia West 2, Coronus paid SCE a $10,000 deposit.

(e) Departure of Consultant of the Company & Director/ Officer of Coronus, and Appointment of Officer of Coronus

On February 1, 2012, the Company’s engagements of Mark Burgert as Consultant to the Company, and as President of its wholly-owned subsidiary, Coronus, were terminated by mutual agreement. Accordingly, as of February 1, 2012, Mr. Burgert no longer holds any positions with the Company. Mr. Burgert had no disagreements with the Company or Coronus over practices, policies or operations.

CORONUS SOLAR INC.
(previously known as Insightfulmind Learning, Inc.)
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2011
(Unaudited)

Note 15 - Subsequent Events – Continued

(e) Departure of Consultant of the Company & Director/ Officer of Coronus, and Appointment of Officer of Coronus – Continued

On November 2, 2009, the Company completed the agreement (the “Share Purchase Agreement”) to acquire all of the issued and outstanding shares of the Company’s now, wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”). Coronus was a start-up stage company founded to deploy and operate utility-scale solar power systems in the State of California. The Company acquired the issued and outstanding shares of Coronus from Mr. Burgert, who, at the time, was the sole principal of Coronus and served as President of Coronus. On closing of the Share Purchase Agreement, Mr. Burgert continued to hold office of President of Coronus. Additionally, on closing, pursuant to the Share Purchase Agreement, the Company engaged Mr. Burgert as Consultant, and as consideration therefore, the Company issued Mr. Burgert the options to acquire (i) 150,000 shares of the Company’s common stock, exercisable at USD $0.065 per share until April 22, 2015, and (ii) 200,000 shares of the Company’s common stock, exercisable at USD $0.065 per share until March 31, 2016.

Having assisted the Company and Coronus through the ownership transition, as well as with the early development of Coronus, the Company and Coronus no longer require the services of Mr. Burgert

Mr. Burgert continues to hold the options, as described above, to acquire (i) 150,000 shares of the Company common stock, exercisable at USD $0.065 per share until April 22, 2015, and (ii) 200,000 shares of the Company common stock, exercisable at USD $0.065 per share until March 31, 2016, and Mr. Burgert will continue to hold them until the options expire or until Mr. Burgert exercises them.

Jeff Thachuk, the Company’s President, is the Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors of Coronus, and has been so since the Company acquired Coronus on November 2, 2009. On February 1, 2012, to replace Mr. Burgert, the Company appointed Mr. Thachuk as President of Coronus. At this time, the Company has not entered into any new compensatory arrangements with Mr. Thachuk in respect of this appointment.

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

Trends Affecting Our Business

In the past three years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, rendering our model nonviable.

Plan of Operation for the Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to eliminate our working capital deficiency and to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar photovoltaic (PV) power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison (SCE), under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff is SCE’s allocation of the feed-in tariff.

CPUC rulemaking proceedings are underway on how to implement Senate Bill (SB) 32, which amended the existing feed-in tariff for small generators, in part, by increasing the statewide cap to 750 MW and  increasing the eligible project size to 3 MW (as opposed to a maximum of 1.5 MW). Additionally, under SB 32, the price set by the CPUC can now include the value of avoiding environmental impacts, such as greenhouse gas emissions. The price may also include the value of “locational benefits”. We believe the CPUC will interpret this to include, at a minimum, the extra value of energy produced on distribution circuits that need help with peak demand. The rulemaking proceedings are comprehensive, and include proposals to impose location restrictions. The CPUC administrative law judge overseeing the proceedings anticipated rendering a rulemaking decision by 2011 calendar year end, but did not make this deadline, and at the time of this report, has not yet rendered the decision. Once adopted, there is no assurance the reformed rules will not have an adverse impact on our sites.

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

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011, and which was first reported in our Form 8-K filed with the SEC on January 27, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. On February 22, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus 29-Palms North 1” and “Coronus 29-Palms North 2”). SCE’s distribution and transmission engineers’ initial assessment was favorable. Accordingly, on June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements (the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with SCE. The SIS/FAS Study Agreements set forth the terms and conditions for SCE to perform a combined system impact and facility study to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. We obtained the results of the SIS/FAS Study Agreements on January 4, 2011. We are presently evaluating these results to determine whether the specified and estimated cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection, is economical.

On May 11, 2011, Coronus submitted a third generating facility interconnection application to SCE in respect of a third, utility-scale, 1.5 MW solar PV power system to be sited on the same parcel (“Coronus 29-Palms North 3”). SCE’s distribution and transmission engineers’ initial assessment was mixed. Accordingly, at this time, we are undecided as to whether we will enter into a SIS/FAS Study Agreement with SCE for Coronus 29-Palms North 3. On October 17, 2011, Coronus submitted a fourth generating facility interconnection application to SCE in respect of a fourth, utility-scale, 1.5 MW solar PV power system to be sited on this same parcel (“Coronus 29-Palms North 4”). We designed this fourth system to interconnect to a second circuit, directly west of the parcel. We designed the first three systems to interconnect to a circuit directly east of the parcel. In respect of Coronus 29-Palms North 4, SCE’s distribution and transmission engineers’ initial assessment was mixed. Accordingly, at this time, we are undecided as to whether we will enter into a SIS/FAS Study Agreement with SCE for Coronus 29-Palms North 4.

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011 and which was first reported in our Form 8-K filed with the SEC on May 16, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. On May 25, 2011, Coronus submitted five generating facility interconnection applications to SCE in respect of five, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus JT Cascade 1”, “Coronus JT Cascade 2”, “Coronus JT Cascade 3”, “Coronus JT Shasta 1”, and “Coronus JT Shasta 2”). Subject to upgrades, SCE’s distribution and transmission engineers' initial assessment for the five systems was favorable. Accordingly, we intend to enter into SIS/FAS Study Agreements with SCE in respect of these systems. However, we are presently evaluating whether we should enter into all five SIS/FAS Study Agreements, or just the first three.

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. We first reported Coronus’ entry into the Adelanto West Agreement in our Form 8-K filed with the SEC on September 29, 2011. Close of escrow is scheduled for March 7, 2012. The Adelanto West Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Adelanto West 1” and “Coronus Adelanto West 2”). Subject to upgrades, SCE’s distribution and transmission engineers' initial assessment for the two systems was favorable. Provided we acquire the parcel, we intend to enter into SIS/FAS Study Agreements with SCE in respect of these two systems.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. We first reported Coronus’ entry into the Apple Valley East Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow is scheduled for March 7, 2012. The Apple Valley East Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Apple Valley East 1” and “Coronus Apple Valley East 2”). SCE’s distribution and transmission engineers' initial assessment for the two systems was mixed. Provided we acquire the parcel, we are undecided as to whether we will enter into SIS/FAS Study Agreements with SCE in respect of these two systems.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. We first reported Coronus’ entry into the Yucca Valley East Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow is scheduled for March 7, 2012. The Yucca Valley East Agreement is subject to Coronus’ Board of Director approval on or before February 29, 2012. There is no assurance that Coronus’ Board of Director approval will be obtained. On October 12, 2011, Coronus submitted three generating facility interconnection applications to SCE in respect of three, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Yucca Valley East 1”,  “Coronus Yucca Valley East 2” and “Coronus Yucca Valley East 3”). SCE’s distribution and transmission engineers' initial assessment for the three systems was favorable. On February 2, 2012, we entered into SIS/FAS Study Agreements with SCE in respect of Coronus Yucca Valley East 1 and Coronus Yucca Valley East 2. At this time, we are undecided as to whether we will enter into a SIS/FAS Study Agreement with SCE in respect of Coronus Yucca Valley East 3.

On October 13, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Oak Hills South Agreement”) to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California. We first reported Coronus’ entry into the Oak Hills South Agreement in our Form 8-K filed with the SEC on October 14, 2011. Close of escrow was scheduled for February 1, 2012, and the Oak Hills South Agreement was subject to Coronus’ Board of Director approval on or before January 31, 2012.  On November 10, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, 1.5 MW solar PV power systems to be sited on this parcel (“Coronus Oak Hills South 1” and “Coronus Oak Hills South 2”). SCE’s distribution and transmission engineers' initial assessment for the two systems was mixed. On January 31, 2012, Coronus’ Board of Directors rejected the Oak Hills South Agreement due to lack of certainty as to whether the property would be suitable for a solar PV development under the CPUC’s presently being reformed, feed-in tariff for small generators, coupled with anticipated challenges with the parcel in relation to interconnecting a solar PV system to the grid.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California. We first reported Coronus’ entry into the Hesperia West Agreement in our Form 8-K filed with the SEC on November 10, 2011. Close of escrow is scheduled for February 22, 2012. The Hesperia West Agreement is subject to Coronus’ Board of Director approval on or before February 15, 2012. There is no assurance that Coronus’ Board of Director approval will be obtained. On November 30, 2011, Coronus submitted two generating facility interconnection applications to SCE in respect of two, utility-scale, solar PV power systems to be sited on this parcel, sized 1.2 MW and 1.5 MW (“Coronus Hesperia West 1” and “Coronus Hesperia West 2”, respectively). On January 13, 2012, SCE determined Coronus Hesperia West 1 qualified for simplified interconnection, and, on January 30, 2012, delivered to Coronus a scope and cost study report for interconnection. We are presently evaluating these results to determine whether the specified and estimated cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection, is economical. On February 2, 2012, we entered into an SIS/FAS Study Agreement with SCE in respect of Coronus Hesperia West 2.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended December 31, 2011 compared to December 31, 2010

Interest and bank charges expense increased by $4,219 or 1,037% from $407 for the three months ended December 31, 2010 to $4,626 for the three months ended December 31, 2011. The principal reason for the increase was $3,887 in interest incurred on the Twentynine Palms North, Newberry Springs, and Joshua Tree East vacant land purchase installment notes. No such payments were made in the comparative quarter.

Professional fees decreased by $9,533 or 41% from $23,431 for the three months ended December 31, 2010 to $13,898 for the three months ended December 31, 2011. The principal reason for the decrease was that in the comparative quarter, we incurred legal costs in relation to the review and drafting of a post-effective amendment to our Form S-1 registration statement, as well as legal and accounting costs in relation to the review and drafting of an offering memorandum. We incurred no such costs in the current quarter.

    Salaries and wages increased by $14,704 or 166% from $8,884 for the three months ended December 31, 2010 to $23,588 for the three months ended December 31, 2011. The reason for the increase was the salary increase of our principal executive officer during the period. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. Our principal executive officer forgives this salary when due, and has done so for the past five years. However, effective October 1, 2011, this salary now accrues.

Travel expense increased by $963 or 12,038% from $8 for the three months ended December 31, 2010 to $971 for the three months ended December 31, 2011. In the current quarter, we incurred travel expense in relation to an on-site meeting in New York, with an investment bank.

We incurred $33,065 in feasibility study expense for the quarter ended December 31, 2011 compared to no feasibility study expense ($nil) for the quarter ended December 31, 2010. In the current quarter, the feasibility study expense principally related to the expensing of the remaining one-third, or $16,667, of the $50,000 Coronus paid to SCE on June 16, 2011, under the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2. The balance of the feasibility study expense relates to deposits we paid to SCE in respect of twelve generating facility interconnection applications we submitted in the quarter.

We incurred $110 in foreign exchange gain for the quarter ended December 31, 2011 compared to no foreign exchange loss (gain) ($nil) for the quarter ended December 31, 2010. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

Nine Months Ended December 31, 2011 compared to December 31, 2010

Interest and bank charges expense increased by $9,127 or 781% from $1,169 for the nine months ended December 31, 2010 to $10,296 for the nine months ended December 31, 2011. The principal reason for the increase was $8,626 in interest incurred on the Twentynine Palms North, Newberry Springs, and Joshua Tree East vacant land purchase installment notes. No such payments were made in the comparative period.

Office and miscellaneous expense increased by $23,120 or 142% from $16,250 for the nine months ended December 31, 2010 to $39,370 for the nine months ended December 31, 2011. The reason for the increase was increased filing fees, in addition to a $10,000 expense incurred under the Advisory Agreement with SCG. In this period, in respect of filing fees, both EDGAR and Canadian reporting related, we incurred $17,925 in expenses, as compared to $8,215 in the comparative period. In respect of the Advisory Agreement, SCG was to receive a non-refundable $10,000 payment from us upon completion of offering documents and an investor tracker of qualified investors. As of December 31, 2011, the offering documents and the investor tracker of qualified investors had been completed, and therefore, the payment was due at period end.

Salaries and wages increased by $36,301 or 138% from $26,303 for the nine months ended December 31, 2010 to $62,604 for the nine months ended December 31, 2011. The reason for the increase was the salary increase of our principal executive officer during the period. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. Our principal executive officer forgives this salary when due, and has done so for the past five years. However, effective October 1, 2011, this salary now accrues.

Travel expense decreased by $214 or 18% from $1,207 for the nine months ended December 31, 2010 to $993 for the nine months ended December 31, 2011. In the comparative period, the travel expense related to an on-site meeting in California with Belectric, our solar PV systems integrator, and this meeting involved us sending two representatives. In this period, the travel expense related to an on-site meeting in New York, with an investment bank, but which involved us sending only one representative.

Feasibility study expense increased by $68,198 or 1,033% from $6,600 for the nine months ended December 31, 2010 to $74,798 for the nine months ended December 31, 2011. In the current period, the feasibility study expense related to fees Coronus paid to SCE in respect of eighteen Rule 21 generating facility interconnection applications and the expensing of the $50,000 Coronus paid to SCE on June 16, 2011, under the two SIS/FAS Study Agreements for Coronus 29-Palms North 1 and 2. In the previous period, the feasibility study expense related to the submission of interconnection and distribution service request deposits to we paid to SCE.

We incurred $2,858 in foreign exchange loss for the nine months ended December 31, 2011 compared to no foreign exchange loss (gain) ($nil) for the nine months ended December 31, 2010. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred $3,210 in write-down of land deposits for the nine months ended December 31, 2011 compared to no write-down of land deposits ($nil) for the nine months ended December 31, 2010. In the current period, we had paid $3,210 in land deposits in respect of one vacant land purchase agreement, the Vidal Agreement. On June 14, 2011, the parties to the Vidal Agreement cancelled the agreement, and the land deposits Coronus paid in the period were forfeited.

Assets and Liabilities at December 31, 2011 compared to March 31, 2011

Other receivables increased by $5,127 or 167% from $3,079 at March 31, 2011 to $8,206 at December 31, 2011. The principal reason for the increase was an increase in HST recoverable in this quarter.

Prepaid expenses and deposit decreased by $459 or 49% from $946 at March 31, 2011 to $487 at December 31, 2011. The principal reason for the decrease was that, at March 31, 2011, our Canadian corporate counsel held funds in trust for us in anticipation of future disbursements, and at December 31, 2011, no such funds were held.

Deferred financing fee was $10,000 at December 31, 2011, as compared to no deferred financing fee ($nil) at March 31, 2011. On entering into the financial Advisory Agreement with SCG on August 8, 2011, the Company paid SCG a $10,000 retainer.

Property, plant and equipment increased by $240,250 or 307% from $78,192 at March 31, 2011 to $318,442 at December 31, 2011. The reason for the increase was the acquisition of vacant land in the period, specifically the acquisitions of Twentynine Palms North and Joshua Tree East. The purchase price of Twentynine Palms North was $40,000 and the purchase price of Joshua Tree East was $200,000.

Intangible asset decreased by $5,375 or 47% from $11,347 at March 31, 2011 to $5,972 at December 31, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable increased by $62,627 or 110% from $56,877 at March 31, 2011 to $119,504 at December 31, 2011. The principal reasons for the increase were the $10,000 payable to SCG at December 31, 2011, and the CAD $24,000 in accrued salary payable to our principal executive officer at December 31, 2011. Additionally, operating expenses increased at a greater rate during the period than did funding.

Loan from a shareholder decreased by $30,916 or 12% from $259,738 at March 31, 2011 to $228,822 at December 31, 2011. The principal reason for the decrease was that, in the period, the director and shareholder to whom we are indebted regarding the loan from a shareholder, was repaid net CAD$20,200 of the principal amount owing, in respect of the loan.
Notes payable increased by $202,000 or 546% from $37,000 at March 31, 2011 to $239,000 at December 31, 2011. The reason for the increase was that, in the period ended September 30, 2011, we closed on two vacant land purchases: Twentynine Palms North and Joshua Tree East. Both purchases involved installment notes: $32,000 for Twentynine Palms North and $170,000 for Joshua Tree East.

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

To become profitable and competitive, we need to procure power purchase agreements from SCE, under the CPUC’s feed-in tariff for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

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

We have generated no revenues from our Coronus operations. We expect to obtain capital through the sale of our common stock. There is no assurance we will procure power purchase agreements, obtain land use permits, or secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. Further, there is no assurance we will sell any shares of common stock. We believe that capital generated from the sale of our common stock and from shareholder and third-party loans will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from shareholder and third-party loans are our only anticipated sources of additional capital.

On February 2, 2012, we conducted a non-brokered private placement, issuing a senior secured, convertible promissory note (the “Note”) and transferrable warrant (the “Warrant”) to one investor, for proceeds of CAD $50,000. The Note is secured by a first priority security interest in all of our assets, including those of our wholly-owned subsidiary, Coronus. The Note matures on February 2, 2013 and bears interest at an annual rate of 12%, payable in cash at maturity, prepayment or conversion. At or before maturity, the Note and any accrued interest are convertible at the holder’s option into shares of our common stock, at a price of CAD $0.60 per share. The Warrant entitles the holder thereof to purchase an aggregate of 83,333 shares of our common stock at an exercise price of CAD $0.75 for a period of five years. In connection with the completion of the private placement, we paid no finder’s fees. The investor was a resident of British Columbia, Canada. The Units were issued pursuant to an exemption from applicable prospectus requirements under section 2.5 “Family, friends and business associates” of National Instrument 45-106, Prospectus and Registration Exemptions, by reason of the fact that the investor was a close personal friend of Jeff Thachuk, our president. Further, the foregoing transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S thereof in that all sales took place outside the United States with non-US persons.

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

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price is $400,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $199,000 within sufficient time to close escrow. Zacarias and Elisa Ramirez agree to carry back the balance amount of $200,000 for two years at 7% per annum interest, with monthly payments of interest only. Close of escrow initially was November 22, 2011, but was extended to January 6, 2012 (effective November 17, 2011), then to February 7, 2012 (effective January 11, 2012), and then to March 7, 2012 (effective February 2, 2012). Additionally, the Adelanto West Agreement initially was subject to Coronus’ Board of Director approval on or before November 15, 2011, but this approval was extended to on or before December 31, 2011 (effective November 17, 2011), then to on or before January 31, 2012 (effective January 11, 2012), and then to on or before February 29, 2012 (effective February 2, 2012). Coronus sought the extensions because Coronus requires additional time to determine whether the property will be suitable for a solar PV development under the CPUC’s presently being reformed, feed-in tariff for small generators.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from Mohamad Kotob. The purchase price is $120,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $119,000 within sufficient time to close escrow. Close of escrow initially was December 7, 2011, but was extended to January 6, 2012 (effective November 30, 2011), then to February 7, 2012 (effective January 6, 2012), and then to March 7, 2012 (effective February 2, 2012). Additionally, the Apple Valley East Agreement initially was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before December 31, 2011 (effective November 30, 2011), then to on or before January 31, 2012 (effective January 6, 2012), and then to on or before February 29, 2012 (effective February 2, 2012). Coronus sought the extensions because Coronus requires additional time to determine whether the property will be suitable for a solar PV development under the CPUC’s presently being reformed, feed-in tariff for small generators.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Close of escrow initially was December 15, 2011, but was extended to January 6, 2012 (effective December 3, 2011), then to February 7, 2012 (effective January 6, 2012), and then to March 7, 2012 (effective February 2, 2012). Additionally, the Yucca Valley East Agreement initially was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before December 31, 2011 (effective December 3, 2011), then to on or before January 31, 2012 (effective January 6, 2012), and then to on or before February 29, 2012 (effective February 2, 2012). Coronus sought the extensions because Coronus requires additional time to determine whether the property will be suitable for a solar PV development under the CPUC’s presently being reformed, feed-in tariff for small generators.

On October 13, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Oak Hills South Agreement”) to acquire a 27.47 acre parcel of vacant land, situated south of Oak Hills, in the County of San Bernardino, California, from Karinne Wolf. The purchase price was $145,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $29,000 within sufficient time to close escrow. Karinne Wolf agreed to carry back the balance amount of $115,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Close of escrow initially was December 22, 2011, but was extended to January 22, 2012 (effective December 15, 2011), and then to February 1, 2012 (effective January 18, 2012). Additionally, the Oak Hills South Agreement initially was subject to Coronus’ Board of Director approval on or before December 15, 2011, but this approval was extended to on or before January 15, 2012 (effective December 15, 2011), and then to on or before January 31, 2012 (effective January 18, 2012). On January 31, 2012, Coronus’ Board of Directors rejected the Oak Hills South Agreement due to lack of certainty as to whether the property would be suitable for a solar PV development under the CPUC’s presently being reformed, feed-in tariff for small generators, coupled with anticipated challenges with the parcel in relation to interconnecting a solar PV system to the grid.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, from Bica Family Revocable Liv Tr. The purchase price is $300,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $74,000 within sufficient time to close escrow. Bica Family Revocable Liv Tr agrees to carry back the balance amount of $225,000 for eighteen months at 6.5% per annum interest, with monthly payments of interest only. Under the Hesperia West Agreement, Coronus agrees to pay out the balance of $225,000 before commencing with any alterations, improvements, building or construction on the land. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Close of escrow initially was December 22, 2011, but was extended to January 22, 2012 (effective December 13, 2011), then to February 7, 2012 (effective January 14, 2012), and then to February 22, 2012 (effective February 2, 2012). Additionally, the Hesperia West Agreement initially was subject to Coronus’ Board of Director approval on or before December 15, 2011, but this approval was extended to on or before January 15, 2012 (effective December 13, 2011), then to on or before January 31, 2012 (effective January 14, 2012), and then to on or before February 29, 2012 (effective February 2, 2012). Coronus sought the extensions because Coronus requires additional time to determine whether the property will be suitable for a solar photovoltaic development under the California Public Utilities Commission’s feed-in tariff program for small generators.

Under the CPUC’s current feed-in tariff for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power systems. Further, we are entitled to deploy multiple 1.5 MW solar power systems on the same parcel, provided this works from a utility interconnection point of view. Because we estimate the cost to develop a 1.5 MW solar power plant to be $5.5 million, inclusive of taxes, we estimate the cost to develop one to three 1.5 MW solar power plants, per parcel, to be $5.5 million to $16.5 million, inclusive of taxes. We expect to obtain the capital to pay for these power plants, through the sale of our common stock and through non-recourse senior secured debt. There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt.

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $228,822, inclusive of interest, through December 31, 2011. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrues interest at the annual rate of 4%. At December 31, 2011, the Company had accrued interest payable of $15,415 on the shareholder loan. As in the past, the loan is unsecured and due on demand.

Our principal executive officer has verbally agreed to not seek repayment of the shareholder loans until such time as we are generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgave this salary when due, and had done so for the past five years. Effective October 1, 2011, this salary is now accrued. However, our principal executive officer has verbally agreed to not seek payment of this salary until such time as we are generating sufficient revenues to allow for the payment of the salary without putting an undue burden on our retained earnings, or until such time as we have raised sufficient capital to eliminate our working capital deficiency, or until such time as we have raised sufficient capital to fund our business plans. In addition to the above, at December 31, 2011, included in accounts payable, $1,169 was owed to our principal executive officer for out-of-pocket expenses. This amount remain payable and does not accrue interest. This amount is not reflected in the shareholder loans described above.

As of December 31, 2011, our total current assets were $9,395 and our total current liabilities were $348,326 resulting in a working capital deficiency of $338,931.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                 EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).				X

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).				X

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.				X

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.				X

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.				X

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).				X

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).				X

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).				X

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).				X

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).				X

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).				X

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).				X

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).				X

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)				X

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).				X

10.61	Cancellation Instructions – OAK HILLS SOUTH.				X

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).				X

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).				X

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).				X

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).				X

10.66	Warrant – Russell Adair (February 2, 2012).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2012.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
		10-K	6/24/11	10.35
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).				X

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).				X

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.				X

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.				X

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.				X

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).				X

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).				X

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).				X

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).				X

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).				X

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).				X

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).				X

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).				X

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)				X

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).				X

10.61	Cancellation Instructions – OAK HILLS SOUTH.				X

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).				X

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).				X

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).				X

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).				X

10.66	Warrant – Russell Adair (February 2, 2012).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X