Form 10-K
period 2012-03-31
Coronus Solar Inc.
filed 2012-06-29
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2012

Commission file number   000-53697

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2012: $4,225,252.

As of June 26, 2012, 27,096,086 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

We, Coronus Solar Inc. (the “Company”), are a solar photovoltaic (PV) developer. Our plan is to deploy, own and operate utility-scale, solar PV power systems in the State of California. Our immediate-term focus is on small deployments, in multiples of 1.5 MW systems. By focusing on small deployments, we are eligible to obtain “must take” power purchase agreements (PPAs) under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators. By focusing on small deployments, we can interconnect to an existing utility distribution network that can support small interconnections. Our plan is to deploy a portfolio of systems.

Our immediate-term strategy is to procure PPAs from Southern California Edison (SCE), a leading utility in California, under the CPUC’s feed-in tariff for small generators. Under the current feed-in tariff, SCE is obligated to buy renewable energy from renewable energy producers, and the feed-in tariff, which is regulated by the government, fixes the price, at the onset, SCE pays per unit of electricity. The term of the PPAs we intend to procure is 20 years. Currently, the program is restricted to facilities of rated generating capacity of 1.5 MW in size or less. We are entitled to enter into multiple PPAs, provided we deploy multiple facilities. Additionally, we are entitled to site multiple 1.5 MW systems on the same parcel, provided there is no material transmission network impact. Accordingly, our immediate-term strategy is to cluster multiple 1.5 MW systems on the same parcel.

On March 31, 2011, we and Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric. To satisfy this initial 21 MW round of deployments, as expeditiously as possible, our strategy, as described above, is to pursue the feed-in tariff for small generators. Under the existing feed-in tariff, SCE’s allocated share of the current 500 MW statewide cap is 247.690 MW. Service under the feed-in tariff is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible facilities within SCE’s service territory reaches 247.690 MW. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

CPUC proceedings are underway to implement Senate Bill 32 (“SB 32”), which amends the existing feed-in tariff, by establishing a new pricing methodology and key program design features, expanding the program to include projects up to 3 MW, and setting a new statewide capacity cap of 750 MW under the program.

As of June 20, 2012, under the current feed-in tariff, SCE had 100.8 MW of project bandwidth executed and 146.9 MW of project bandwidth available. As of the date of this annual report, we have eighteen 1.5 MW systems currently under utility interconnection study, and two 1.5 MW systems at the pre- utility interconnection study stage. There is no assurance the utility studies will result in economically feasible interconnections. Further, there is no assurance we will be able to deploy 21 MW of systems, if any, under the feed-in tariff before the feed-in tariff is fully subscribed. By not acting quickly enough, and by not pursuing feasible projects, we may miss the feed-in tariff allotments.

Belectric

On March 31, 2011, we and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric. Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, we paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of our common stock (the “Payment Shares”) to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance of the Payment Shares was $0.60. Accordingly, as at March 31, 2011, we recorded $6,584,400 under shareholders’ equity and construction in progress ($6,584,400 as at March 31, 2012). As a consequence of the issuance of the Payment Shares, Belectric is our largest shareholder, holding 40.5% of the issued and outstanding shares of our common stock at the date of this report.

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

With “Belectric” subsidiaries in 15 countries, Belectric International designs, manufactures and constructs utility-scale, solar PV systems worldwide. According to IMS Research’s 2011 Global PV System Integrator Rankings, Belectric International was the global leader again in 2011, developing nearly 400 MW of solar PV systems worldwide.

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

Under the Agreement, options to acquire 905,000 shares of our common stock held by various persons were cancelled. Under the Agreement, Mr. Thachuk was appointed as a director and the chairman, CEO, CFO, secretary and treasurer of Coronus. Mr. Burgert continued to hold office of president in Coronus. On closing, we engaged Mr. Burgert as a consultant. As consideration therefore, we issued Mr. Burgert fully vested options to acquire (i) 150,000 shares of our common stock, exercisable at $0.065 per share until April 22, 2015, and (ii) 200,000 shares of our common stock, exercisable at $0.065 per share until March 31, 2016. On closing, 9,050,000 shares of our common stock collectively owned by Messrs. Thachuk and Burgert were placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis. Messrs. Thachuk and Burgert maintain full voting and dividend rights in the 9,050,000 shares that were placed into escrow.

On February 1, 2012, Mr. Burgert’s engagements as consultant and as president of Coronus were terminated by mutual agreement. Accordingly, Mr. Burgert no longer holds any positions with us. Mr. Burgert had no disagreements with us or Coronus over practices, policies or operations. Mr. Burgert continues to hold the options, as described above, and Mr. Burgert will continue to hold them until the options expire or until Mr. Burgert exercises them. On February 1, 2012, Mr. Thachuk replaced Mr. Burgert as president of Coronus. As of the date of this annual report, we have not entered into any new compensatory arrangements with Mr. Thachuk in respect of this appointment.

The above discussions reflect the 2 for 1 stock split, which occurred on November 3, 2009.

Sycamore & Solar PV Asset Sale

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a feed-in tariff Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the feed-in tariff for a 1.2 MW solar PV power system on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the “Hesperia West” Vacant Land Purchase Agreement, Coronus entered into on November 9, 2011.

On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. Additionally, under the Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the “Hesperia West” Vacant Land Purchase Agreement. Further, under the Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the “Hesperia West” Vacant Land Purchase Agreement, and the second PPA. On executing the Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC and assign the “Hesperia West” Vacant Land Purchase Agreement to Sycamore. Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole ownership in Coronus Hesperia West 1 LLC and assigned the “Hesperia West” Vacant Land Purchase Agreement to Sycamore.

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

We were originally founded to create a web-based e-learning business that offered a variety of extracurricular, educational courses over the Internet. On completion of the Coronus acquisition, we redirected our business from delivering educational courses over the Internet to the deployment and operation of utility-scale solar power systems in the State of California. We now focus all of our efforts on the business of Coronus, our wholly-owned subsidiary. Coronus is a solar PV developer, founded to deploy, own and operate utility-scale solar PV power systems in the State of California. Coronus was formed as a Delaware corporation on June 23, 2009, under the name Coronus Energy Corp. Coronus’ registered agent is Agents and Corporations, Inc. 1201 Orange Street, Suite 600, One Commerce Center, P.O. Box 511 Wilmington, Delaware 19801.

Industry

Solar power systems are renewable energy sources that rely on the sun as an energy source and do not require a fossil fuel supply. Solar power generation is virtually pollution free, capable of generating electricity without air or water emissions, noise, vibration, or waste generation. In particular, solar power does not generate greenhouse gases that contribute to global climate change or other air pollutants, as power generation based on fossil fuel combustion does, and does not generate radioactive or other wastes as nuclear power and coal combustion do. While many of the costs of fossil fuels are well known, others (pollution related health problems, environmental degradation, the impact on national security from relying on foreign energy sources) are indirect and difficult to calculate. These are traditionally external to the pricing system, and are thus often referred to as externalities. A corrective pricing mechanism, such as a carbon tax, accounts for these externalities and leads to solar power being cheaper to the consumer than fossil fuel based energy.

Solar power provides electrical generation by means of heat engines or photovoltaics. Our business is premised on photovoltaics, which is a method for generating electric power by using solar cells to convert energy from the sun into electricity. According to GlobalData, a market research firm, the global solar PV market witnessed high growth in 2009 and 2010, with 23,874 MW of annual installed capacity coming online in these two years compared to the 8,675 MW installed collectively in 2007 and 2008. According to GlobalData, the market is driven by market stimulation packages offered by governments across the world, which includes the U.S. government. In the U.S., the growth momentum of the solar PV market has been largely facilitated by the support mechanisms provided by the federal and state governments. According to GlobalData, the cumulative solar PV power installed capacity in the U.S. increased from 168 MW in 2001 to 2,561 MW in 2010 at a compound annual growth rate of 35.4%. According to GlobalData, the cumulative installed capacity is expected to grow from 2,561 MW by 2010 to 50,107 MW by the end of 2020, growing at a compound annual growth rate of 34.6%. The solar PV market is expected to continue to be driven by investment tax credits (due to expire in 2016) at the federal level and other, state-level programs.

According to the Solar Energy Industries Association (SEIA), in 2011, there was 542.2 MW of installed solar power in California, ranking California first, among all U.S. states for installed solar in 2011. Additionally, in 2011, there was 1,877.9 MW of installed solar power cumulative to date in California, ranking California first, among all U.S. states for installed solar power cumulative to date.

According to the California Energy Commission’s Energy Almanac, in 2010, California generated 71% of its electricity in-state. Of California’s in-state generation, 14.6% of the electricity came from renewable sources. Of this, despite the solar PV market’s rapid growth over the past few years, solar power (which includes both solar PV and solar thermal) supplied only 0.40% of California’s total in-state energy supply in 2010.

According to GlobalData, solar PV technology will reach grid parity in the US for some PV projects in 2014; by 2017 most regions in the country will reach grid parity in alignment with average electricity prices in the residential sector.

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

Crystalline silicon-based technologies and thin-film technologies are the two primary technologies currently used in the solar power industry. Most solar PV modules in the market today are of the crystalline silicon-based type. These modules are made of the semiconductor material silicon and have a top and bottom electrical contact to move the electricity out of the solar cell. Solar modules usually consist of individual solar cells connected together, an encapsulant to protect against moisture and other environmental factors, and a sheet of glass for support. The individual solar cells do not require ongoing maintenance and have proven to last over 20 years. New and emerging thin film modules use very thin layers of semiconductor material, typically deposited on glass substrates, where the individual cells are connected through a monolithically integrated process during the deposition steps instead of assembled as individual cells. Solar PV systems are arrangements of solar PV modules connected to determine the total power output of the system. Energy is converted into direct-current, or DC, electricity when sunlight hits a solar PV module. In grid-tied applications, an inverter is used to convert the DC electricity from the solar PV system into alternating current, or AC electricity, which is interconnected directly to the electric utility grid. In addition, solar PV systems usually have mounting structures, cable cords to route the power, and circuit protection.

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

Due to rapid industry-wide silicon production capacity expansion since 2008, the solar power industry is experiencing an oversupply of high-purity silicon, resulting in falling silicon prices. Increases in polysilicon production and an oversupply of solar cells and modules have resulted in substantial downward pressure on prices throughout the value chain. In June 2009, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $2.80 per watt and $2.48 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $1.76 per watt. In March 2012, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $1.10 per watt and $1.06 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $0.84 per watt. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represented roughly 50 percent of the total installed cost of the system.

California Energy Market

Size & Makeup

California is the eighth largest economy in the world, according to the State’s Legislative Analyst’s Office. To meet the needs of its growing population, California’s economy depends upon affordable, reliable, and environmentally sound supplies of electricity, natural gas, and transportation fuels. Fueled by population growth, the demand for electricity in California is increasing. At the same time, the mandate to decrease greenhouse gas emissions is ever present. According to the California Energy Commission (the “Energy Commission”), in 2010, California produced 70.6% of the electricity it uses; the rest is imported from the Pacific Northwest (8.5%) and the U.S. desert southwest (20.1%). Natural gas is the main source for electricity at 41.9% of the total system power. According to the Energy Commission, in 2005, Californians spent $31 billion for their electricity.

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

Electricity Prices

The nominal price Californians pay for electricity has steadily risen over the past 30 years. According to the Energy Commission, the nominal, average retail electricity prices, charged by investor-owned utilities and municipal utilities, from 1982 to 2008, have grown 2.1% annually. The Energy Commission forecasts the nominal price of electricity will continue to rise. According to them, the weighted average price, over the next five years, calculated from the retail electricity price forecasts of three investor-owned utilities and thirteen publicly-owned utilities, will increase by 1.5% annually.

Renewables Portfolio Standard (RPS)

A renewables portfolio standard (RPS) is a regulation that requires the increased production of energy from renewable energy sources, such as wind, solar, biomass, and geothermal. The policy ensures that a minimum amount of renewable energy is included in the portfolio mix of electricity resources serving a state or country, and – by increasing the required amount over time – the RPS can put the electricity industry on a path toward increasing sustainability. RPS-type mechanisms have been adopted in several countries, including Britain, Italy, Poland, Sweden, Belgium, and Chile, as well as in 35 U.S. states and the District of Columbia. Regulations vary from state to state, and there is no federal policy. Together these 35 U.S. states and the District of Columbia account for more than half of the electricity sales in the U.S. (source: U.S. Department of Energy). Of all the state-based RPS programs in place today, no two are the same. Each has been designed taking into account state-specific policy objectives (e.g. economic growth, diversity of energy supply, environmental concerns), local resource endowment, and the capacity to expand renewable energy production.

Established in 2002 under Senate Bill 1078 and accelerated in 2006 under Senate Bill 107, California’s Renewables Portfolio Standard (RPS) is one of the most ambitious renewable energy standards in the United States. Under California’s RPS statutes, retail sellers of electricity in California were required to increase the amount of renewable energy they procure each year by at least 1 percent until 20 percent of their retail sales were served with renewable energy by December 31, 2010. On November 17, 2008, then Governor Arnold Schwarzenegger signed executive order S-14-08 which mandated a RPS of 33% by 2020, which sits in addition to the 20% by 2010 order. According to the California Public Utilities Commission (CPUC), California’s three large Investor Owned Utilities (IOUs) – Pacific Gas and Electric (PG&E), Southern California Edison (SCE) and San Diego Gas and Electric (SDG&E) – collectively served 20.6% of their 2011 retail electricity sales with renewable power.

The California Energy Commission (the “Energy Commission”) and the California Public Utilities Commission (CPUC) work collaboratively to implement the RPS, with each agency assigned specific roles. The Energy Commission’s roles are to 1) certify eligible renewable resources that meet certain criteria and 2) design and implement a tracking and verification system to ensure that renewable energy output is counted only once for the purpose of the RPS. The CPUC’s roles are to 1) determine annual procurement targets and enforce compliance, 2) review and approve each IOU’s renewable energy procurement plan, 3) review IOU contracts for RPS-eligible energy, and 4) establish the standard terms and conditions used by IOUs in their contracts for eligible renewable energy.

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

Feed-In Tariff for Small Generators

On February 14, 2008, by adopting Resolution E-4137, the CPUC made a new feed-in tariff available for the purchase of up to 500 MW, as amended by Senate Bill 380, of renewable generating capacity from small generating facilities throughout California. The feed-in tariff presents a simple mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations. Presently, the government regulates the tariff rate. Under the feed-in tariff, utilities are obligated to buy renewable energy from producers, and the feed-in tariff sets the price which these utilities pay per unit of electricity. Currently, the feed-in tariff provide a 10, 15, or 20-year fixed-price, non-negotiable contract to participating small renewable generators, sized up to 1.5 megawatts (MW). The rate paid by the utility is fixed at the time the power purchase contract is signed with no escalation over the 10, 15 or 20 year contract period. Accordingly, although fixing the price at the onset provides certainty, it doesn’t provide for adjustments to offset rising maintenance and operating expenses, over the course of the contract, due to inflation. Currently, customers can sell renewable power under the feed-in tariff to Southern California Edison (SCE), Pacific Gas and Electric Company (PG&E), San Diego Gas and Electric Company (SDG&E), PacifiCorp, Sierra Pacific Power Company, Bear Valley Electric Service Division of Golden State Water Company, and Mountain Utilities. Any customer may sell to SCE, PG&E, or SDG&E, but the feed-in tariffs are limited to water and waste water customers with respect to the other utilities.

To qualify for the feed-in tariffs, the electric generation facility must be an eligible renewable energy resource. All renewable generation technologies, including solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels, are eligible. Currently, the tariffs are intended for smaller installations, up to 1.5 MW in size, where the host is a retail customer of the utility, interconnected and operated in parallel with the utility’s transmission and distribution system. The tariffs must be made available until the combined statewide cumulative rated capacity of eligible generation installed reaches500 MW. SCE’s allocated share of the 500 MW statewide cap is 247.690 MW. Service under the feed-in tariff is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible facilities within SCE’s service territory reaches 247.690 MW. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

CPUC proceedings are underway to implement Senate Bill 32 (“SB 32”), which amends the existing feed-in tariff, by establishing a new pricing methodology and key program design features, expanding the program to include projects up to 3 MW, and setting a new statewide capacity cap of 750 MW under the program.

As of June 20, 2012, under the current feed-in tariff, SCE had 100.8 MW of project bandwidth executed and 146.9 MW of project bandwidth available.

Feed-In Tariff Rates

Currently, the rate sellers receive for their eligible renewable generation sold onto the grid is the market price as determined by the Energy Commission. Each year, the Energy Commission has updated the Market Price Referent (MPR) for use in the 10, 15, and 20 year long-term contracts. The MPR is the basis for the tariff rate. The MPR, a per kilowatt-hour price, is the predicted annual average cost of production for a combined-cycle, natural gas fired, baseload proxy plant. Further, the tariff is time differentiated. Energy produced during utility peak hours commands a higher price, reflecting the higher cost of generation during those hours. Conversely, energy produced during off-peak hours is less valuable to the utility and the tariff varies accordingly. Using Time of Delivery (TOD) adjustment factors results in annual payments under the feed-in tariff program that better match with the MPR.

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

SCE administers its share of the feed-in tariff program under the name “Schedule CREST”. Service under Schedule CREST is on a first-come-first-served basis and will be closed to new customers once the total rated generating capacity of eligible renewable generating facilities within SCE’s service territory reaches 247.690 MW, which is SCE’s allocated share of the current 500 MW statewide cap. Once SCE reaches its allocated share of the statewide cap, it will keep a wait list of projects to backfill projects that are withdrawn or terminated.

Our goal is to enter into the standardized, must-take, full buy/sell, Schedule CREST Power Purchase Agreements (CREST PPAs) with SCE, where SCE purchases all of our generation, net of station use. We would select a term of 20 years, as the customer may select the term. There is no regulatory approval process. The tariff and the CREST PPA were previously reviewed and approved by the California Public Utilities Commission. Once we and SCE sign a CREST PPA, it becomes effective and legally binding. To procure the CREST PPA, we require 1) a site, 2) an SCE retail account at the site, 3) engineered designs of the proposed 1.5 MW solar PV system, 4) an interconnection agreement with SCE, and 5) us committing to complete the construction of the plant and achieve initial operation within 18 months of the CREST PPA execution date.

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

In the large scale, on-grid solar power systems market, we face direct competition from companies that develop, own and operate solar power plants or sell turnkey solar power plants to end-users, such as utilities. In the context of our business plans, and our desire to capitalize on California’s feed-in tariff for small generators, we face direct competition from electric generation facilities that are eligible for and pursue the feed-in tariff. To be eligible, the facility must utilize an eligible renewable generation technology, which includes solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Additionally, the facility must currently restrict the size of its installation to 1.5 MW. In the context of the feed-in tariff, we intend to compete primarily on the basis of speed, arriving prior to the exhaustion of the program’s current capacity, by way of allotments.

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

With “Belectric” subsidiaries in 15 countries, Belectric International designs, manufactures and constructs utility-scale, solar PV systems worldwide. According to IMS Research’s 2011 Global PV System Integrator Rankings, Belectric International was the global leader again in 2011, developing nearly 400 MW of solar PV systems worldwide.

We intend to maintain property insurance policies to cover our PV systems against losses due to fire, floods and other natural disasters.

Financial Analysis

Installed, we forecast a 1.5 MW_ac solar PV system will cost $5.5 million, inclusive of taxes, and over the course of 20 years, we estimate the system would generate $8.3 million in tariffs. We base our cost forecast on the pricing we negotiated, adjusted to reflect the fair value of the payment shares we issued on entering into the agreement, with Belectric, under the Solar Power Systems Agreement. We calculate our estimated tariffs using PVSYST, modeling software for the study, sizing, simulation and data analysis of solar PV systems. Using NREL meteorological data for Twentynine Palms, California, and system design inputs based on First Solar modules and the Belectric design, we generate a monthly/hourly production forecast. We then apply to this production forecast the Market Price Referent for a power purchase agreement entered into in 2012, with a commercial operation date of 2014, adjusted to factor in SCE’s Time of Delivery factors, to arrive at our revenue forecast. This estimate includes an allowance for revenue erosion, as a consequence of equipment degradation, equal to 0.7% per year. Ground-mounted, fixed-tilt systems, such as those we intend to deploy, contain no moving parts, and as a consequence, maintenance and operating costs are kept to a minimum. Over the course of 20 years, adjusted for inflation, at a compounded annual inflation rate of 2.79%, we forecast the expenses for a 1.5 MW_ac system, comprised of maintenance and operating costs, property tax, general administration and insurance, to be $1.4 million.

Employees & Consultants

We are developing our solar business through Coronus, as a wholly-owned subsidiary. As of the date of this annual report, we have one person actively engaged in the business of Coronus, our president, Jeff Thachuk. Mr. Thachuk is the chairman, president, CEO, CFO, secretary and treasurer of Coronus, and is responsible for business development, strategy and direction, as well as operations and administration. Mr. Thachuk devotes 40 hours per week towards the management of Coronus.

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

Our currently available capital resources and cash flows from operations are insufficient to meet our working capital and capital expenditure requirements. We need to raise significant capital to fund our plans, which includes the acquisition of private lands, and the funding of the solar PV power systems under the Solar Power Systems Agreement. Further, we will need operating capital until our solar PV power systems are online. Our cash requirements will depend on numerous factors, including, but not limited to, whether we’re able to procure the feed-in tariff power purchase agreements, and if so, whether we enter into multiple agreements, the costs of the private lands, and the needs of our general working capital. If adequate capital does not become available when needed on acceptable terms, or at all, our ability to fund our operations, and implement our plans will be hampered, resulting in our business, operating results, and/or financial condition being materially adversely affected.

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

Under the feed-in tariff program for small generators, SCE’s allocated share of the statewide cap is 247.7 MW, which, as of June 20, 2012, 100.8 MW are executed, leaving 146.9 MW available. Eligible facilities extend beyond solar PV and include all competing renewable generation technologies, such as wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels. Service under the program is on a first-come-first-served basis and will be closed to new customers once SCE reaches its allocated share of the statewide cap. If we fail to compete effectively, by not acting quickly enough, we may miss executing on the available MW. If we fail to obtain service under the program, we may be unable to increase our market share and revenues, which would materially and adversely affect our business, operating results, and/or financial condition.

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

The success of our business depends on the continuing contributions of Jefferson Thachuk.

We rely heavily on the services of Jefferson Thachuk. Loss of the services of Mr. Thachuk would adversely impact our operations. We do not carry key person life insurance on our senior management/ key personnel.

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

Reduced growth in or the reduction, elimination or expiration of government subsidies, economic incentives and other support for on-grid solar electricity may result in the diminished competitiveness of solar energy relative to conventional and non-solar renewable sources of energy, and could materially and adversely affect the growth of the solar energy industry. We believe that the near-term growth of the market for on-grid applications, where solar energy is used to supplement the electricity a consumer purchases from the utility network, depends significantly on the availability and size of government subsidies and economic incentives. Federal, state and local governmental bodies in many countries, most notably Germany, Italy, Spain, France, Greece, Portugal, South Korea, Japan, Canada and the United States, have provided subsidies in the form of feed-in tariffs, rebates, tax incentives and other incentives to end-users, distributors, systems integrators and manufacturers of PV products. Many of these government incentives expire, phase out over time or require renewal by the applicable authority.

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

ITEM 2.          PROPERTIES.

Twentynine Palms East

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California, from Gary and Sylvia Wright. The purchase price of $32,000, all cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

Twentynine Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. Specifically, we have three systems currently under utility study. In addition to these three systems, we have two more systems under utility study in respect of a second 12kV distribution circuit west of the 12kV distribution circuit that feeds this parcel.

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

Joshua Tree East

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price was $200,000. Coronus agreed to pay $30,000, with Sal, Alfred and Frances Gonzalez agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On June 30, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have five systems currently under utility study.

Adelanto West

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price was $400,000. Coronus agreed to pay $165,000, with Zacarias and Elisa Ramirez agreeing to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On April 19, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have two systems currently under utility study.

Yucca Valley East

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012. Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909 (paid on June 29, 2012)
July 31, 2012 - $939
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note. See Note 18(d).

At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have three systems currently under utility study.

Phelan South

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Close of escrow is August 15, 2012. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Phelan South Agreement is subject to Coronus’ Board of Director approval on or before July 31, 2012. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have submitted preliminary interconnection applications for two systems.

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

Fiscal Year
2012	High Bid	Low Bid
Fourth Quarter: 1/1/12 to 3/31/12	$0.60	$0.60
Third Quarter: 10/1/11 to 12/31/11	$0.60	$0.60
Second Quarter: 7/1/11 to 9/30/11	$0.60	$0.60
First Quarter: 4/1/11 to 6/30/11	$1.00	$0.60

Fiscal Year
2011	High Bid	Low Bid
Fourth Quarter: 1/1/11 to 3/31/11	$0.60	$0.40
Third Quarter: 10/1/10 to 12/31/10	$0.40	$0.25
Second Quarter: 7/1/10 to 9/30/10	$0.25	$0.10
First Quarter: 4/1/10 to 6/30/10	$0.10	$0.10

Holders

On May 10, 2012, we had 49 shareholders of record of our common stock.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as bid and offer quotes, and dealers’ spread; broker/dealer compensation; the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans	0	0	1,969,608
approved by security holders (1)

Equity compensation plans not	0	0	0
approved by securities holders

Total	0	0	1,969,608

(1)
At our annual shareholders’ meeting on August 31, 2011, we proposed and the shareholders re-approved a 10% “rolling” stock option plan (the “Option Plan”). As at the date of this annual report, no options under the Option Plan have been granted.

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

Trends Affecting Our Business

In the past three and one-half years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, possibly rendering our model nonviable.

Plan of Operation For The Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar photovoltaic (PV) power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” power purchase agreements from Southern California Edison (SCE), under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff is SCE’s allocation of the feed-in tariff.

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. Specifically, we have three systems currently under utility study. In addition to these three systems, we have two more systems under utility study in respect of a second 12kV distribution circuit west of the 12kV distribution circuit that feeds this parcel.

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have five systems currently under utility study.

On April 19, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Adelanto West Agreement”), which Coronus entered into on September 23, 2011. Under the Adelanto West Agreement, Coronus acquired a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have two systems currently under utility study.

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. Specifically, we have two systems currently under utility study.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have three systems currently under utility study.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California. Despite assigning the Hesperia West Agreement to Sycamore, pursuant to the Solar PV Asset Sale Agreement, as disclosed below, at this point in time, we are pursuing an interconnection agreement for a 1.5 MW solar PV power system sited on this parcel, and this system is currently under utility study.

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have submitted preliminary interconnection applications for two systems.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

1.         Revenue and Operating Expenses

Interest and bank charges expense increased by $18,474 or 983% from $1,880 for the year ended March 31, 2011 to $20,354 for the year ended March 31, 2012. The principal reason for the increase was that amortization on discount of convertible notes for the year ended March 31, 2012 was $13,684 compared to zero ($nil) amortization on discount of convertible notes for the year ended March 31, 2011. In February, 2012, we issued two convertible promissory notes for CAD$100,000 and 166,666 transferrable warrants for gross proceeds of CAD$100,000. The discount on issuance of the convertible promissory notes is being amortized over the life of the notes. Additionally, $2,405 in interest incurred on the Newberry Springs vacant land purchase installment note contributed to the increase. In the previous year, only $100 was incurred in interest in respect of the Newberry Springs vacant land purchase installment note. Additionally, in the current year, we incurred $1,595 in convertible note interest; whereas, in the previous year, we incurred no ($nil) convertible note interest.

Office and miscellaneous expense increased by $35,702 or 174% from $20,529 for the year ended March 31, 2011 to $56,231 for the year ended March 31, 2012. The reason for the increase was increased filing fees, in addition to a $20,000 expense incurred under the Advisory Agreement with Source Capital Group Inc. In the current year, in respect of filing fees, both EDGAR and Canadian reporting related, we incurred $23,359 in expenses, as compared to $9,179 in the previous year.

Professional fees increased by $13,289 or 19% from $71,123 for the year ended March 31, 2011 to $84,412 for the year ended March 31, 2012. The principal reason for the increase was that in the current year, we incurred $23,000 in legal costs in respect of U.S. tax review of federal renewable energy investment tax credits and grants. In the previous year, we incurred $6,200 in legal costs in respect of U.S. tax review of federal renewable energy investment tax credits and grants.

Salaries and wages increased by $51,181 or 145% from $35,420 for the year ended March 31, 2011 to $86,601 for the year ended March 31, 2012. The reason for the increase was the salary increase of our principal executive officer during the year. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month. In the past, our principal executive officer forgave this salary when due, and had done so for five years. However, effective October 1, 2011, this salary now accrues, and is paid when practical.

Travel expense increased by $718 or 59% from $1,219 for the year ended March 31, 2011 to $1,937 for the year ended March 31, 2012. In the previous year, the travel expense related to an on-site meeting in California with Belectric, our solar PV systems integrator. In the current year, the travel expense related to an on-site meeting in New York, with an investment bank.

Feasibility study expense increased by $92,470 or 758% from $12,200 for the year ended March 31, 2011 to $104,670 for the year ended March 31, 2012. The increase was due to the expensed portion of the numerous deposits Coronus paid throughout the year to SCE for interconnection studies.

Foreign exchange loss expense increased by $736 or 29% from $2,499 for the year ended March 31, 2011 to $3,235 for the year ended March 31, 2012. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

Write-down of land deposits expense decreased by $5,190 or 62% from $8,400 for the year ended March 31, 2011 to $3,210 for the year ended March 31, 2012. Write-down of land deposits expense was attributable to a cancelled vacant land purchase agreement. In the previous year, in respect of the vacant land purchase agreement, we had paid $8,400 in land deposits.  In the current year, we had paid $3,210 in land deposits. When we cancelled the agreement this year, we forfeited the land deposits.

Debt forgiven income for the year ended March 31, 2012 was $7,967 compared to zero ($nil) debt forgiven income for the year ended March 31, 2011. At year end March 31, 2012, our U.S. tax attorney reduced an outstanding invoice, plus interest, in the amount of $7,967.

2.         Assets and Liabilities

Other receivables decreased by $2,179 or 71% from $3,079 for the year ended March 31, 2011 to $900 for the year ended March 31, 2012. The decrease was due to the refund we received in respect of a Canadian Harmonized Sales Tax (HST) receivable.

Prepaid expenses and deposit increased by $41,203 or 4,350% from $946 at March 31, 2011 to $42,149 at March 31, 2012. The increase was due to the non-expensed portion of the numerous deposits Coronus paid throughout the year to SCE for interconnection studies.

Assets held for sale was $40,161 at March 31, 2012 compared to no assets held for sale ($nil) at March 31, 2011. The assets held for sale relate to the prepaid and deposit assets of Coronus Hesperia West 1 LLC, and are carried at the lower of carrying value or fair value less costs to sell.

Property, plant and equipment increased by $256,597 or 328% from $78,192 at March 31, 2011 to $334,789 at March 31, 2012. The increase was due to the vacant land Coronus purchased during the year, namely the Twentynine Palms North and Joshua Tree East parcels, for $40,000 and $200,000, respectively.

Intangible asset decreased by $7,167 or 63% from $11,347 at March 31, 2011 to $4,180 at March 31, 2012. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. The decrease reflects the amortization of the business plan over the course of the year.

Accounts payable and accrued liabilities increased by $87,779 or 154% from $56,877 at March 31, 2011 to $144,656 at March 31, 2012. The increase was due to us incurring expenses, in the absence of us raising additional capital through the sale of common stock in private placements.

Convertible notes payable was $15,198 at March 31, 2012 compared to no convertible notes payable ($nil) at March 31, 2011. The convertible notes payable relate to convertible promissory notes we issued for gross proceeds of CAD$100,000. These convertible promissory notes bear an annual interest rate of 12%. We allocated the convertible notes and the detached warrants on a relative fair value basis, and calculated the embedded conversion beneficiary future. The discount on issuance of the convertible promissory notes is being amortized over the life of the notes.

Current notes payable was $37,100 at March 31, 2012 compared to no current notes payable ($nil) at March 31, 2011. The current notes payable relate to Coronus’ Newberry Springs vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $37,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability. At March 31, 2012, the Company had accrued interest payable of $100.

Liabilities held for sale was $33,475 at March 31, 2012 compared to no liabilities held for sale ($nil) at March 31, 2011. The liabilities held for sale relate to the accounts payable and accrued liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement.

Notes payable increased by $165,084 or 446% from $37,000 at March 31, 2011 to $202,084 at March 31, 2012. In the previous year, the notes payable related to Coronus’ Newberry Springs vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $37,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. In the current year, this $37,000 was classified as a current liability, as the note matures within one year. Additionally, in the current year, the notes payable were attributable to Coronus’ Twentynine Palms North and Joshua Tree East vacant land purchases. Under the agreements to purchase, the sellers agreed to carry back $32,000 and $170,000, respectively, of the purchase prices. At March 31, 2012 the Company had accrued interest payable of $84.

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

Amortization expense increased by $3,067 or 74% from $4,169 for the year ended March 31, 2010 to $7,236 for the year ended March 31, 2011. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years. In respect of the comparative year, the Company’s website development was substantially completed in October 2005, and the capitalized cost related thereto was amortized over three years. Accordingly, this cost was substantially fully amortized by March 31, 2010.

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

To become profitable and competitive, we need to obtain Power Purchase Agreements from SCE, under the California Public Utilities Commission’s feed-in tariff program for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

We expect to raise additional capital through the sale of common stock in private placements, or through the sale of one or more of our solar PV projects under development. There is no assurance, however, that we will be able to raise any capital through the sale of common stock, or that we will be able to raise any capital through the sale of our solar PV projects under development. Further, equity financing could result in additional dilution to existing shareholders.

We do not believe that possible inflation and price changes will affect our revenues.

Our auditors have issued a going concern opinion in our consolidated financial statements for the year ended March 31, 2012. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 27,096,086 shares of our common stock and received cash of $598,806.

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the “Hesperia West” Vacant Land Purchase Agreement, Coronus entered into on November 9, 2011. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. Additionally, under the Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the “Hesperia West” Vacant Land Purchase Agreement. Further, under the Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the “Hesperia West” Vacant Land Purchase Agreement, and the second PPA. On executing the Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the “Hesperia West” Vacant Land Purchase Agreement to Sycamore. Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole ownership in Coronus Hesperia West 1 LLC to Sycamore and assigned the “Hesperia West” Vacant Land Purchase Agreement to Sycamore.

We expect to obtain capital through the sale of our common stock, or through the sale of one or more of our solar PV projects under development. There is no assurance we will obtain further PPAs, obtain land use permits, or secure financing, on a per project basis, to pay Belectric, in installments, to construct the utility-scale, solar PV systems. Further, there is no assurance we will sell any shares of common stock, or that we will be able to raise any capital through the sale of our solar PV projects under development. We believe that capital generated from the sale of our common stock, or through the sale of our solar PV projects under development, will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from the sale of solar PV projects under development are our only anticipated sources of additional capital.

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

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel.

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

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price was $400,000. Coronus agreed to pay $165,000, with Zacarias and Elisa Ramirez agreeing to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On April 19, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012. Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909
July 31, 2012 - $939
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Close of escrow is August 15, 2012. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Phelan South Agreement is subject to Coronus’ Board of Director approval on or before July 31, 2012.

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

On February 2, 2012, we conducted a non-brokered private placement, issuing a senior secured, convertible promissory note (the “Adair Note”) and transferrable warrant (the “Adair Warrant”) to Russell Adair, for proceeds of CAD$50,000. The Adair Note matured on February 2, 2013 and bore interest at an annual rate of 12%, payable in cash at maturity, prepayment or conversion. At or before maturity, the Adair Note and any accrued interest were convertible at the holder’s option into shares of our common stock, at a price of CAD$0.60 per share. On April 20, 2012, we repaid Mr. Adair, in full, the CAD$50,000 in principal and CAD$1,282.20 in interest owning against the Adair Note. The Adair Warrant entitles the holder thereof to purchase an aggregate of 83,333 shares of our common stock at an exercise price of CAD$0.75 for a period of five years. Mr. Adair continues to hold the Adair Warrant.

On February 23, 2012, we conducted a non-brokered private placement, issuing a senior secured, convertible promissory note (the “Zakaib Note”) and transferrable warrant (the “Zakaib Warrant”) to Frank Zakaib, for proceeds of CAD$50,000. The Zakaib Note matured on February 2, 2013 and bore interest at an annual rate of 12%, payable in cash at maturity, prepayment or conversion. At or before maturity, the Zakaib Note and any accrued interest were convertible at the holder’s option into shares of our common stock, at a price of CAD$0.60 per share. On April 20, 2012, we repaid Mr. Zakaib, in full, the CAD$50,000 in principal and CAD$936.99 in interest owning against the Zakaib Note. The Zakaib Warrant entitles the holder thereof to purchase an aggregate of 83,333 shares of our common stock at an exercise price of CAD$0.75 for a period of five years. Mr. Zakaib continues to hold the Zakaib Warrant.

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $243,288, inclusive of interest, through March 31, 2012. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrued interest at the annual rate of 4%. At March 31, 2012, the Company had accrued interest payable of $17,991 on the shareholder loan. As in the past, the loan was unsecured and due on demand. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgave this salary when due, and had done so for the past five years. Effective October 1, 2011, this salary of CAD$ 48,000 is now accrued. In addition to the above, at March 31, 2012, included in accounts payable, CAD$1,189 was owed to our principal executive officer for out-of-pocket expenses. This amount remained payable and did not accrue interest. This amount was not reflected in the shareholder loans described above.

Our principal executive officer had verbally agreed to not seek repayment of the shareholder loans, salary, or out-of-pocket expenses until such time as we were generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we had raised sufficient capital to eliminate our working capital deficiency. The proceeds from the Solar PV Asset Sale Agreement with Sycamore eliminated our working capital deficiency. Accordingly, on April 18, 2012, we repaid, in full, the shareholder loan, as at April 18, 2012, and interest outstanding, as at April 18, 2012. Additionally, we repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. As a result, on April 18, 2012, we repaid our principal executive officer CAD$237,780 and USD $7,021. Additionally, but for six months of accrued salary, we now pay our principal executive officer’s salary when due.

As of March 31, 2012, our total current assets were $83,537 and our total current liabilities were $473,717 resulting in a working capital deficiency of $390,180.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

Accounting Pronouncements Adopted During the Period

Compensation – stock compensation

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

Fair Value Measurement

On January 1, 2012, the Company adopted ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to provide additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance only affects the Company’s “Level 3” disclosures.

Intangibles – Goodwill and Other

On January 1, 2012, the Company adopted ASC 350 “Intangibles - Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of the guidance did not have a material impact on the Company’s financial statements.

Comprehensive Income - Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income

On January 1, 2012, the Company adopted ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  Adoption of the guidance did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements

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

Disclosures About Offsetting Assets and Liabilities

       In December, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

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

Independent Auditors’ Report

To the Board of Directors and Stockholders of

CORONUS SOLAR INC.
(A development stage company)

We have audited the consolidated balance sheets of Coronus Solar Inc.  (“the Company”) (a development stage company) as at March 31, 2012 and 2011 and the related consolidated statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years then ended and for the period cumulative from inception December 3, 2001 (inception) to March 31, 2012. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period cumulative from inception on December 3, 2001 to March 31, 2012 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has losses from operations since its inception and has a working capital deficiency.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	MNP LLP

June 29, 2012	Chartered Accountants

ACCOUNTING › CONSULTING › TAX 2300, 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC V7X 1J1 1.877.688.8408 P: 604.685.8408 F: 604.685.8594 mnp.ca

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31,	March 31,
	2012	2011

ASSETS
CURRENT
Cash and cash equivalents	$327	$6,233
Other receivables	900	3,079
Prepaid expenses and deposit (Note 17(d))	42,149	946
Assets held for sale (Note 9)	40,161	-

TOTAL CURRENT ASSETS	83,537	10,258

CONSTRUCTION IN PROGRESS (Note 17(a))	6,584,400	6,586,415

PROPERTY, PLANT AND EQUIPMENT (Note 7)	334,789	78,192

INTANGIBLE ASSET (Note 8)	4,180	11,347

TOTAL ASSETS	$7,006,906	$6,686,212

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$144,656	$56,877
Loan from a shareholder (Note 10)	243,288	259,738
Convertible notes payable (Note 12)	15,198	-
Notes payable (Note 11)	37,100	-
Liabilities held for sale	33,475	-

TOTAL CURRENT LIABILITIES	473,717	316,615

NOTES PAYABLE (Note 11)	202,084	37,000

TOTAL LIABILITIES	675,801	353,615

STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 13)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
27,096,086 common shares (March 31, 2011: 26,729,086)	7,474,452	7,347,844

ADDITIONAL PAID IN CAPITAL	598,534	364,542

ACCUMULATED OTHER COMPREHENSIVE LOSS	(26,232)	(34,938)

DEFICIT, accumulated during the development stage	(1,715,649)	(1,344,851)

TOTAL STOCKHOLDERS' EQUITY	6,331,105	6,332,597

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,006,906	$6,686,212

CONTINGENT LIABILITIES (Note 15)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2012	2011	March 31, 2012

REVENUE	$-	$-	$1,751

EXPENSES
Amortization	7,221	7,236	53,147
Consulting fee	-	-	20,928
Interest on shareholder loan	9,081	8,813	27,873
Interest and bank charges	20,354	1,880	32,854
Office and miscellaneous	56,231	20,529	106,690
Professional fees	84,412	71,123	349,399
Repairs and maintenance	-	-	869
Salaries and wages	86,601	35,420	469,214
Stock based compensation	-	-	492,309
Telephone and utilities	811	709	12,377
Advertising and promotion	202	-	9,124
Travel	1,937	1,219	3,156
Feasibility study	104,670	12,200	116,870
Foreign exchange loss	3,235	2,499	5,734
Write-down of land deposits	3,210	8,400	11,610
Write down in website development costs	-	-	17,390
Write-off trademark cost	-	-	279

	377,965	170,028	1,729,823

OTHER ITEMS
Interest income	-	-	31
Debt forgiven	7,967	-	13,192
Others	(800)	-	(800)

	7,167	-	12,423

NET LOSS FOR THE PERIOD	(370,798)	(170,028)	(1,715,649)

Other comprehensive income (loss) for the period

Exchange difference on translation	8,706	(11,701)	(26,232)

COMPREHENSIVE LOSS FOR THE PERIOD	$(362,092)	$(181,729)	$(1,741,881)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	27,049,223	15,612,823

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to March 31, 2012
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

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to March 31, 2012
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	$ 692,751	$ 329,122	$ (23,237)	$ (1,174,823)	$ (176,187)

Stock issued for cash at $0.402 per share
on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants
on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share
on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	$ 7,474,452	$ 598,534	$ (26,232)	$ (1,715,649)	$ 6,331,104

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2012	2011	March 31, 2012

OPERATING ACTIVITIES
Net loss from operations	$(370,798)	$(170,028)	$(1,715,649)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	7,221	7,236	53,147
Foreign exchange gain/loss	-	2,499	(20,930)
Forgiveness of debt	38,165	35,420	249,069
Imputed interests	9,081	8,813	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	15,198	-	15,198
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	2,110	(1,454)	355
Prepaid expenses	(79,372)	(373)	(66,020)
Accounts payables and accrued liabilities	133,393	10,078	177,679

NET CASH USED IN OPERATING ACTIVITIES	(245,002)	(107,808)	(742,999)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(54,649)	(77,941)	(132,590)
Land Deposit	-	(2,015)	(46,408)
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	(54,649)	(79,956)	(181,238)

FINANCING ACTIVITIES
Issuance of common shares	221,737	70,693	591,861
Loan from a shareholder	(28,499)	85,156	195,617
Note payable	100	37,000	37,100
Convertible note payable	100,698	-	100,698

NET CASH FROM FINANCING ACTIVITIES	294,036	192,849	925,276

EFFECT OF EXCHANGE RATE ON CASH	(291)	(146)	(712)

NET INCREASE (DECREASE) IN CASH	(5,906)	4,939	327

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Year	6,233	1,294	-

CASH AND CASH EQUIVALENTS - End of Year	$327	$6,233	$327

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$15,949	$1,041	$17,636
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$6,584,400	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

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

The Company’s current business is to deploy and operate utility-scale solar power systems in the State of California, U.S.A. The Company is located in the City of Vancouver, Province of British Columbia, Canada.

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

Under the Share Purchase Agreement, 2,025,000 common shares of the Company held by Mr. Jeff Thachuk, President of the Company, were transferred to Mr. Mark Burgert, the sole principal of Coronus, for $1, on August 19, 2009 and an aggregate of 905,000 (post stock forward split) stock options of the Company held by various persons were cancelled on August 10, 2009. Mr. Thachuk was appointed as a director and the Chairman, CEO, CFO, Secretary and Treasurer of Coronus, with Mr. Burgert continuing to hold the office of President of Coronus.

The transfer of the 2,025,000 common shares of the Company held by Mr. Thachuk to Mr. Burgert was treated, as a contribution by Mr. Thachuk, as part of the consideration for the acquisition of Coronus. Accordingly, a total of 4,025,000 common shares was determined as the consideration for the acquisition.

The Company has engaged Mr. Burgert as a consultant, and in consideration for this engagement, granted to Mr. Burgert an aggregate of 350,000 options exercisable at a price of $0.065 per share. Additionally, the 9,050,000 common shares of the Company that are now collectively held between Messrs. Thachuk and Burgert have been placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by the Company on a consolidated basis.

Note 2 – Basis of Presentation - Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. The accompanying consolidated financial statements have been prepared in conformity

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 2 – Basis of Presentation - Going Concern Uncertainties – Continued

with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	2012	2011

Working capital (deficiency)	$(390,180)	$(306,357)
Deficit	1,715,649	1,344,851

Note 3 – Summary of Significant Accounting Policies

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of Coronus Solar Inc. and its 100% owned subsidiaries, Coronus Energy Corp. and Coronus Hesperia West 1 LLC (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(b) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in U.S. dollars.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 3 – Summary of Significant Accounting Policies – Continued

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

(d) Foreign currency translation and transactions

Coronus Solar Inc.’s functional currency is Canadian dollars. Coronus Energy Corp and Coronus Hesperia West 1 LLC’s functional currency is US dollars. Transactions in other currencies are recorded in Canadian and US dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into Canadian and US dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

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

(e) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at March 31, 2012 and 2011, there were no cash equivalents.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 3 – Summary of Significant Accounting Policies – Continued

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

(h) Concentration of credit risk

The Company places its cash and cash equivalents with high credit quality financial institutions. At March 31, 2012, the Company had $nil (2011 - $nil) in a bank beyond insured limits.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 3 – Summary of Significant Accounting Policies – Continued

(l) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2012 was $202 (2011: $nil).

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

(n) Loss per share

Basic loss per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As the Company has incurred net losses since its inception, the stock options as disclosed in Note 13(b) were not included in the computation of loss per share as their inclusion would be anti-dilutive.

ASC Topic 260-10-45 states that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.

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

(p) Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 3 – Summary of Significant Accounting Policies – Continued

(p) Fair value of financial instruments - Continued

uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities and loan from a shareholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

ASC Topic 820-10 provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one –	Quoted market prices in active markets for identical assets or liabilities;

•	Level two –	Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three –	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

For the years ended March 31, 2012 and 2011, the fair value of cash and cash equivalents was measured using Level one inputs.

The book values of cash and cash equivalents, accounts payable and accrued liabilities, and loan from a shareholder approximate their respective fair values due to the short-term nature of these instruments. The book value of note payable as at March 31, 2012 approximates the fair value. Items identified are measured at fair value on a recurring basis.

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2012 and 2011.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 3 – Summary of Significant Accounting Policies – Continued

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

(iii) Fair Value Measurement

On January 1, 2012, the Company adopted ASU No. 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” to provide additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for “Level 3” measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. This guidance only affects the Company’s “Level 3” disclosures.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 4 - Accounting Pronouncements Adopted During the Period – Continued

(iv) Intangibles - Goodwill and Other

On January 1, 2012, the Company adopted ASC 350 “Intangibles - Goodwill and other” intended to simplify goodwill impairment testing. Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Adoption of the guidance did not have a material impact on the Company’s financial statements.

(v) Comprehensive Income - Amendments to Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income

On January 1, 2012, the Company adopted ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  Adoption of the guidance did not have a material effect on the Company’s financial position or results of operations.

Note 5 – New Accounting Pronouncements

(i) Presentation of Comprehensive Income

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 5 – New Accounting Pronouncements – Continued

(ii) Disclosures About Offsetting Assets and Liabilities

In December, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

 Note 6 – Earnings (Loss) per Share

Basic earnings or loss per share is based on the weighted average number of shares outstanding during the period of the financial statements. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value, when applicable. Diluted loss per share has not been presented as the effect on basic loss per share would be anti-dilutive. Potentially dilutive securities include options that are disclosed in Note 13(b).

Note 7 - Property, Plant and Equipment

Property, plant and equipment at March 31, 2012 and 2011 were summarized as follows:

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Office equipment	$1,373	$1,220	$153
Computer equipment	1,051	1,014	37
Land	334,599	-	334,599
	$337,023	$2,234	$334,789

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 7 - Property, Plant and Equipment – Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 8 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at March 31, 2012 and 2011 were summarized as follows:

		Accumulated		Net book
March 31, 2012	Cost	amortization	Write-off	value

Business plan	21,500	17,320	-	4,180

		Accumulated		Net book
March 31, 2011	Cost	amortization	Write-off	value

Business plan	21,500	10,153	-	11,347

Note 9- Assets Held for Sale

Assets held for sale as March 31, 2012 and 2011 were comprised of the following:

	2012	2011
Prepaid and deposit	$40,161	$-

Total	$40,161	$-

Liabilities associated with assets held for sale as of March 31, 2012 and 2011 were comprised of the following:

	2012	2011
Accounts payable and accrued liabilities	$33,475	$-

Total	$33,475	$-

As of March 31, 2012, the assets and liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement were reclassified as held for sale. The assets held for sale are carried in the Consolidated Balance Sheet as of March 31, 2012 at the lower of carrying value or fair value less costs to sell. The Company expects to complete a sale of all of these assets within the next twelve months for amounts that equal or exceed their individual carrying values. Please also see note 18 (a)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 10 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which are unsecured and due on demand.

Effective April 1, 2010, the loan payable to a shareholder of CAD$156,500 (USD$154,096) as at March 31, 2010 accrues interest at the annual rate of 4%. The loan is unsecured and due on demand.

During the year ended March 31, 2011, the shareholder lent the Company a further CAD$89,500 (USD $92,097) and USD$6,600 for working capital. The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

During the year ended March 31, 2012, the shareholder lent the Company a further CAD$39,300 (USD$39,335). The additional loan is unsecured and due on demand, and accrues interest at the annual rate of 4%.

During the year ended March 31, 2012, the director and shareholder was repaid by the Company CAD$66,800 (USD$66,831) of the principal amount owing, in respect of the loan.

At March 31, 2012, the Company has accrued interest payable of $17,991 (2011: $9,212).

Note 11 - Notes Payable

Notes payable at March 31, 2012 is summarized as follows:

Vacant Land	2012	2011

Twentynine Palms North	32,084	-
Joshua Tree East	170,000	-
	$202,084	$-
Current
Newberry Springs	$37,100	$37,000
	$239,184	$37,000

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California, from Mike Hoch. Mike Hoch agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2012, the Company has accrued interest payable of $100 (2011: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. Joshua Tree Holdings agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2012, the Company has accrued interest payable of $84 (2011: $nil).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 11 - Notes Payable – Continued

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. Sal, Alfred and Frances Gonzalez agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2012, the Company paid interest of $1,817 (2011: $nil).

Note 12 – Convertible Promissory Notes

On February 2, 2012, the Company issued a convertible promissory note for CAD$50,000 and 83,333 transferrable warrants for gross proceeds of CAD$50,000. On February 23, 2012, the Company issued a second convertible promissory note for CAD$50,000 and a further 83,333 transferrable warrants for gross proceeds of CAD$50,000. These convertible promissory notes, totalling CAD$100,000, mature on February 2, 2013, and bear an annual interest rate of 12%. The notes have a first priority interest in all the assets of the Company. The holders of the notes can convert the note and accrued interest, at or before the maturity date, into common shares of the Company at CAD$0.60 each. Each warrant entitles the holder thereof to purchase a further common share of the Company at an exercise price of CAD$0.75 for a period of five years.

According to ASC 470, the proceeds received in a financing transaction should first be allocated to the convertible promissory notes and the detached warrants on a relative fair value basis. The allocated value of the detached warrants is recorded in paid-in-capital. ASC 470 should then be applied to the amount allocated to the convertible promissory note, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. The intrinsic value of the conversion option is recognized as a reduction to the carrying amount of the convertible debt and an addition to the paid-in-capital.

The Company determined that the amounts allocated to the convertible promissory notes, the embedded conversion beneficiary features option, and warrants are CAD$nil, CAD$43,429, and CAD$56,571, respectively.

The discount on issuance of the convertible promissory notes, CAD$100,000, is being amortized over the life of the notes. During the year ended March 31, 2012, an amount of CAD$15,184 (USD$15,198) was amortized.  See Note 18(e).

	US$	CAD$
Face value	100,090	100,000
Effective interest (137%)	(84,892)	(84,816)
	15,198	15,184

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 13 - Stockholders’ Equity

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 13 - Stockholders’ Equity – Continued

(a) Common Stock – Continued

On January 21, 2011, the Company completed a non-brokered private placement, issuing 212,500 shares of common stock to eleven investors, at a price of CAD$0.402 per share, for gross proceeds of CAD$85,000. In connection with the completion of the private placement, the Company paid CAD$7,500 in finder’s fees in cash, to certain arm’s length parties, and CAD$6,807 in legal, accounting, transfer agent and filing fees.

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

On May 10, 2011, the Company completed a non-brokered private placement of 350,000 units at a price of CAD $0.60 per unit for proceeds of CAD $210,000. Each unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$90,000 ($93,652). See Note 13(c).

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$4,470 ($4,452). See Note 13(c).

As at March 31, 2012, 20,103,500 (2011- 8,500,000) shares of the Company’s common stock were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the years ended March 31, 2012 and 2011, there were no options granted.

Changes in stock options for the years ended March 31, 2012 and 2011 are summarized as follows:

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 13 - Stockholders’ Equity – Continued

(b) Stock Options – Continued

	Options Outstanding
	Number of	Weighted average
	shares	exercise price

Balance, March 31, 2010	745,000	$0.065
Issued	-	-
Cancelled	-	-
Balance, March 31, 2012 and 2011	745,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2012:

	Outstanding				Exercisable
			Weighted
	Number		Average	Weighted	Number	Weighted
Range of	Outstanding at		Remaining	Average	Exercisable at	Average
Exercise	March 31,		Contractual	Exercise	March 31,	Exercise
Prices	2012		Life (Years)	Price	2012	Price

$0.065	740,000		3.65	$0.065	740,000	$0.065
0.105	5,000	*	0.11	0.105	5,000	0.105
$0.065 - $0.105	745,000		3.63	$0.065	745,000	$0.065

*5,000 options expired on May 9, 2012

The Company has the following options outstanding and exercisable at March 31, 2011:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2011	Life (Years)	Price	2011	Price

$0.065	740,000	4.65	$0.065	740,000	$0.065
0.105	5,000	1.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	4.63	$0.065	745,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 13 - Stockholders’ Equity – Continued

(c) Warrants

On May 10, 2011, the Company completed a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD$0.60 per Unit, for proceeds of CAD$210,000. Each Unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD$0.75 for a period of five years. The Company determined the fair value of the warrants to be $0.257 per warrant using the Black-Scholes option pricing model.

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The Company determined the fair value of the warrants to be $0.263 per warrant using the Black-Scholes option pricing model.

On February 2, 2012, the Company issued a convertible promissory note for CAD$50,000 and 83,333 transferrable warrants for gross proceeds of CAD$50,000. On February 23, 2012, the Company issued a second convertible promissory note for CAD$50,000 and a further 83,333 transferrable warrants for gross proceeds of CAD$50,000. These convertible promissory notes, totalling CAD$100,000, mature on February 2, 2013, and bear an annual interest rate of 12%. The holders of the notes can convert the note and accrued interest, at or before the maturity date, into common shares of the Company at CAD$0.60 each. Each warrant entitles the holder thereof to purchase a further common share of the Company at an exercise price of CAD$0.75 for a period of five years. The Company determined the fair value of the warrants to be CAD$0.7816 per warrant using the Black-Scholes option pricing model.

The fair value of the warrants issued during the year ended March 31, 2012 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended
March 31, 2012

Expected volatility	100.13% - 105.17%
Risk free interest rate	1.10% - 1.91%
Expected life	5 years
Dividend yield	0.00%

The relative estimated fair value of the warrants in relation to the private placements in May 2011, October 2011, and February 2012 were CAD$90,000 (USD$90,628), CAD$4,470 (USD$4,501), and CAD$56,571 (USD$56,966), respectively, and were allocated to the additional paid-in capital. As of March 31, 2012, 533,666 warrants remained outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 13 - Stockholders’ Equity – Continued

(c) Warrants – Continued

The Company has the following warrants outstanding at March 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2011	period	period	period	3/31/2012	(CAD)	equivalent)	Life in Years

	350,000	-	-	350,000	$0.75	$0.74	4.11
	17,000	-	-	17,000	$0.75	$0.74	4.57
	166,666	-	-	166,666	$0.75	$0.74	4.88
-	533,666	-	-	533,666	$0.75	$0.74	4.37

The Company did not issue any warrants during the year ended March 31, 2011 and did not have any outstanding warrants as at March 31, 2011. The warrant is not a derivative instrument.

Note 14 – Income Tax

Coronus Solar Inc. is subject to income tax in Canada, and Coronus Energy Corp. and Coronus Hesperia West 1 LLC are subject to income tax in the U.S. on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant Canadian / U.S. Income Tax Act. The Company has had a recurring loss from inception and did not incur any income tax expense. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2012	2011

Loss for the year	$(370,798)	$(170,028)

Statutory Canadian tax rate	26.13%	26.50%

Income tax recovery	$(96,871)	$(51,008)
Difference in tax rate	(41,526)	(1,128)
Non-deductible expenses	6,810	13,270
Change in enacted rate	8,192	-
Other	-	20
Change in estimates	(3,843)	-
Functional currency adjustment	4,520	-
Change in valuation allowance	122,718	38,846
	$-	$-

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 14 – Income Tax – Continued

The significant components of the Company’s deferred income tax assets are as follows:

Deferred income tax assets (liabilities)	2012	2011

Net operating loss carry forwards	$303,616	$180,015
Equipment	178	179
Website development costs	-	2,673
Convertible notes
Intangible assets	(1,612)	(3,404)
Valuation allowance	(302,182)	(179,463)
	$-	$-

The Company has non-capital losses for Canadian income tax purposes of approximately CAD$509,000 (2011: CAD$675,000), which may be carried forward and applied against taxable income in future years. If not utilized, the non-capital losses would expire as follows:

CAD$ 40,000	2015
CAD$ 86,000	2026
CAD$ 13,000	2027
CAD$ 46,000	2028
CAD$ 97,000	2029
CAD$ 81,000	2030
CAD$ 146,000	2031

The Company has non-capital losses for US income tax purposes of approximately $503,000 (2011: $36,000, which may be carried forward and applied against taxable income in future years. If not utilized, the non-capital losses would expire as follows:

$22,000	2030
$14,000	2031
$467,000	2032

The benefits of these losses have not been reflected in these financial statements and have been offset by a valuation allowance.

Note 15 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 16 - Related Party Transactions

During the year ended March 31, 2012, the Company paid $403 (2011: $779) in director fees to the directors of the Company.

During the year ended March 31, 2012, $86,601 (2010: $35,420) of management fees were accrued and $38,165 (2011: $35,420) were forgiven (and credited to the additional paid-in capital) by a director of the Company.

As at March 31, 2012, included in accounts payable, $49,233 (2011: $1,016) was owed to a director of the Company.

As at March 31, 2012, included in notes payable, $17,991 (2011: $9,212) was accrued as interest payable for loan from a director of the Company.

Note 17 – Commitments

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
Year Ended March 31, 2012

Note 17 – Commitments – Continued

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

As at March 31, 2012, $20,000 had been expensed related to the advisory service agreement.

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

(c) Acquisition of Vacant Land

(i) Adelanto West Agreement

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price was $400,000. Zacarias and Elisa Ramirez agreed to carry back the balance amount of $200,000 for two years at 7% per annum interest, with monthly payments of interest only. Coronus deposited $1,000 into escrow and agreed to deposit an additional $199,000 within sufficient time to close escrow. Effective April 12, 2012, Coronus was required to deposit an additional $164,000 within sufficient time to close escrow (as opposed to the original $199,000), and Zacarias and Elisa Ramirez agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On April 19, 2012, the transaction closed. See Note 18(c).

(ii) Apple Valley East Agreement

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from Mohamad Kotob. The purchase price was $120,000 in cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $119,000 within sufficient time to close escrow. Initially, close of escrow was December 7, 2011, but was extended to April 15, 2012. On April 9, 2012, Coronus’ Board of Directors rejected the Apple Valley East Agreement. On May 14, 2012, the $1,000 deposited into escrow, less $35 in wire payment fees, was returned to Coronus. See Note 18(b).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

(c) Acquisition of Vacant Land – Continued

(iii) Yucca Valley East Agreement

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012. Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909 (paid on June 29, 2012)
July 31, 2012 - $939
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note. See Note 18(d).

(iv) Hesperia West Agreement

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, from Bica Family Revocable Liv Tr. The purchase price was $300,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $74,000 within sufficient time to close escrow. Bica Family Revocable Liv Tr agreed to carry back the balance amount of $225,000 for eighteen months at 6.5% per annum interest, with monthly payments of interest only. Under the Hesperia West Agreement, Coronus agreed to pay out the balance of $225,000 before commencing with any alterations, improvements, building or construction on the land. Additionally, on closing, Coronus agreed to pay the realtor commission of $5,000. Initially, close of escrow was December 22, 2011, but was extended to August 31, 2012. Initially, the Hesperia West Agreement was subject to Coronus’ Board of Director approval on or before December 15, 2011, but this approval was extended to on or before August 15, 2012. Effective February 16, 2012, Coronus was now required to make the following, non-refundable payments to Bica Family Revocable Liv Tr:

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

(c) Acquisition of Vacant Land – Continued

(iv) Hesperia West Agreement – Continued

February 29, 2012 - $374 (paid on April 27, 2012)
March 31, 2012 - $1,657 (paid on February 22, 2012)
April 30, 2012 - $1,603 [Hesperia West Agreement assigned on April 12, 2012; see Note 18(a)]
May 31, 2012 - $1,657
June 30, 2012 - $1,603
July 31, 2012 - $1,657
August 31, 2012 - $1,657

The above, non-refundable payments were separate from the purchase price, and not related to the deposit or installment note. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to assign the Hesperia West Agreement to Sycamore and did so [see Note 18(a)]. The $1,000 deposited into escrow was included in the Hesperia West Agreement assignment to Sycamore.

(d) Entry into Utility Interconnection Studies

(i) SIS/FAS Study Agreements for Projects Coronus 29-Palms North 1 and 2

On June 16, 2011, Coronus entered into two Combined System Impact and Facility Study Agreements (the “SIS/FAS Study Agreement for Coronus 29-Palms North 1” and the “SIS/FAS Study Agreement for Coronus 29-Palms North 2”) with Southern California Edison (“SCE”). The SIS/FAS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar photovoltaic (PV) power systems in relation to the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, Coronus acquired on May 16, 2011 (see Note 7).

On February 14, 2008, the California Public Utilities Commission made feed-in tariffs available for the purchase of up to 480 MW of renewable generating capacity from small facilities (1.5 MW or less) throughout California. The CREST tariff is SCE’s allocation of these tariffs.

The SIS/FAS Study Agreements set forth the terms and conditions for SCE to perform combined system impact and facility studies to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. The estimated cost of each SIS/FAS study is $25,000. The results of the SIS/FAS studies are anticipated to be completed by May 31, 2012. On entering into the SIS/FAS Study Agreements, Coronus paid SCE the two $25,000 deposits, for a total payment of $50,000.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

(d) Entry into Utility Interconnection Studies – Continued

(ii) SIS Study Agreements for Projects Coronus Yucca Valley East 1 and 2

On February 2, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Yucca Valley East 1” and the “SIS Study Agreement for Coronus Yucca Valley East 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement [see Note 17(c)(iii)].

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

(iii) SIS Agreement for Project Coronus Hesperia West 2

On February 2, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus Hesperia West 2” with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus assigned to Sycamore pursuant to the Solar PV Asset Sale Agreement [see Notes 17(c)(iv) and 18(a)].

The SIS Agreement sets forth the terms and conditions for SCE to perform system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit. This amount has been recognized into assets held for sale.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

(d) Entry into Utility Interconnection Studies – Continued

(iv) SIS Study Agreements for Projects Coronus Joshua Tree East 1, 2 and 3

On February 23, 2012, Coronus entered into three System Impact Study Agreements (the “SIS Study Agreement for Coronus Joshua Tree East 1”, the “SIS Study Agreement for Coronus Joshua Tree East 2”, and the “SIS Study Agreement for Coronus Joshua Tree East 3”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, Coronus acquired on June 30, 2011 (see Note 7).

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the three PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by August 13, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the three $10,000 deposits, for a total payment of $30,000.

(v) SIS Agreement for Project Coronus 29-Palms North 3

On February 29, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus 29-Palms North 3” with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a third 1.5 MW solar PV power system in relation to the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, Coronus acquired on May 16, 2011 (see Note 7).

The SIS Agreement sets forth the terms and conditions for SCE to perform system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed by August 12, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

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

Having assisted the Company and Coronus through the ownership transition, as well as with the early development of Coronus, the Company and Coronus no longer require the services of Mr. Burgert.

Mr. Burgert continues to hold the options, as described above, and Mr. Burgert will continue to hold them until the options expire or until Mr. Burgert exercises them.

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

(f) Entry into Power Purchase Agreement

On March 19, 2012 (the “Effective Date”), Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus assigned to Sycamore pursuant to the Asset Sale Agreement [see Notes 17(c)(iv) and 18(a)].

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 17 – Commitments – Continued

(f) Entry into Power Purchase Agreement – Continued

The PPA is a standardized, must-take, full buy/sell, power purchase agreement, where SCE purchases all of the Coronus Hesperia West 1 Project’s generation, net of station use. The term of the PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the PPA. Initial operation of the Coronus Hesperia West 1 Project must be no later than eighteen months from the Effective Date. The PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the 30th day following the Effective Date, Coronus Hesperia West 1 LLC was required to post and maintain a development fee (the “Development Security”) equal to $32,130.

On April 5, 2012, pursuant to the Solar PV Asset Sale Agreement, Coronus sold Coronus Hesperia West 1 LLC, the holder of the PPA, to Sycamore [see Note 18(a)]. Accordingly, Sycamore assumed responsibility for posting and maintaining the Development Security.

Note 18 - Subsequent Events

(a) Sale of Coronus Hesperia West 1 LLC & Transfer of Hesperia West Agreement

On April 5, 2012, Coronus, our wholly-owned subsidiary, entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. As disclosed in Note 17(f), Coronus Hesperia West 1 LLC entered into a PPA with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the Hesperia West Agreement [see Note 17(c)(iv)]. Additionally, under the Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Agreement, and the second PPA. On executing the Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Agreement to Sycamore. Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole ownership in Coronus Hesperia West 1 LLC to Sycamore and assigned the Hesperia West Agreement to Sycamore.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 18 - Subsequent Events – Continued

(a) Sale of Coronus Hesperia West 1 LLC & Transfer of Hesperia West Agreement – Continued

As a result of this transaction, the assets and liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement were reclassified as held for sale for the year ended March 31, 2012.

(b) Termination of Apple Valley East Agreement

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. On April 9, 2012, Coronus’ Board of Directors rejected the Apple Valley East Agreement. On May 14, 2012, the $1,000 deposited into escrow, less $35 in wire payment fees, was returned to Coronus. See Note 17(c)(ii).

(c) Completion of Adelanto West Agreement

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. On April 19, 2012, the transaction closed. Accordingly, Coronus owns this parcel. See Note 17(c)(i).

(d) Amendment to Yucca Valley East Agreement

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (see Note 17(c)(iii). Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909
July 31, 2012 - $939
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 18 - Subsequent Events – Continued

(e) Repayment of Convertible Promissory Notes

On February 2, 2012, the Company issued a convertible promissory note for CAD$50,000 and 83,333 transferrable warrants for gross proceeds of CAD$50,000 (see Note 12). On February 23, 2012, the Company issued a second convertible promissory note for CAD$50,000 and a further 83,333 transferrable warrants for gross proceeds of CAD$50,000 (see Note 12). These convertible promissory notes, totalling CAD$100,000, matured on February 2, 2013, and bore an annual interest rate of 12%. On April 20, 2012, the Company repaid, in full, the CAD$50,000 in principal and CAD$1,282 in interest owning against the first note, and the CAD$50,000 in principal and CAD$937 in interest owning against the second note.

(f) Repayment of Shareholder Loan & Out-of-Pocket Expenses

On April 18, 2012, the Company repaid, in full, the shareholder loan owed to our principal executive officer, as at April 18, 2012, and interest outstanding, as at April 18, 2012 (see Note 10). Additionally, included in accounts payable at March 31, 2012, CAD$1,189 was owed to our principal executive officer for out-of-pocket expenses (see Note 16). In addition to this, our principal executive officer incurred a further CAD$103 in out-of-pocket expenses on April 13, 2012. On April 18, 2012, the Company repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. Accordingly, inclusive of the loan principal, interest owing, and out-of-pocket expenses incurred, in aggregate, on April 18, 2012, we repaid our principal executive officer CAD$237,780 and USD$7,021.

(g) Phelan South Agreement

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Close of escrow is August 15, 2012. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. The Phelan South Agreement is subject to Coronus’ Board of Director approval on or before July 31, 2012.

(h) SIS Study Agreements for Projects Coronus Adelanto West 1 and 2

On April 13, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Adelanto West 1” and the “SIS Study Agreement for Coronus Adelanto West 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on the 40 acre parcel of vacant land, situated in the City of Adelanto, California, Coronus acquired on April 19, 2012 [see Note 17(c)].

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 18 - Subsequent Events – Continued

(h) SIS Study Agreements for Projects Coronus Adelanto West 1 and 2 – Continued

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by October 19, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

(i) SIS Study Agreements for Projects Coronus Apple Valley East 1 and 2

On May 3, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Apple Valley East 1” and the “SIS Study Agreement for Coronus Apple Valley East 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on SCE’s Tussing 12 kV distribution circuit, situated east of Apple Valley, in the County of San Bernardino, California.

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed within 120 business days. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

(j) SIS Study Agreements for Projects Coronus 29-Palms West 1 and 2

On June 1 and 19, 2012, respectively, Coronus entered into System Impact Study Agreements (the “SIS Study Agreement for Coronus 29-Palms West 1” and the “SIS Study Agreement for Coronus 29-Palms West 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on SCE’s Larrea 12 kV distribution circuit, situated west of Twentynine Palms, in the County of San Bernardino, California.

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed within 120 business days. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2012

Note 18 - Subsequent Events – Continued

(k) SIS Study Agreements for Projects Coronus Joshua Tree East 4 and 5

On June 25, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Joshua Tree East 4” and the “SIS Study Agreement for Coronus Joshua Tree East 5”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, Coronus acquired on June 30, 2011 (see Note 7).

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed within 120 business days. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

(l) SIS Study Agreement for Project Coronus Yucca Valley East 3

On June 25, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus Yucca Valley East 3”) with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement [see Note 17(c)(iii)].

The SIS Agreement sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit.

(m) Expiration of Stock Options

5,000 stock options at an exercise price of CAD$0.105 were not exercised and expired on May 9, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the years ended March 31, 2010 and 2011, have been audited by MNP LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2012, the Company’s internal control over financial reporting was effective.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	44	president, principal executive officer, secretary, treasurer,
1100 – 1200 West 73rd Avenue		principal financial officer, principal accounting officer, and
Vancouver, BC V6P 6G5		a member of the board of directors

David Holmes	46	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Kaitlyn Bogas	53	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Jefferson Thachuk has held his positions since our inception. David Holmes has held his position since May 2007. Kaitlyn Bogas has held his position since March 2007. These named individuals are expected to hold their positions until the next annual meeting of our stockholders.

Background of officers and directors

Jefferson Thachuk

Jefferson Thachuk has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors since December 2001. Mr. Thachuk is the president, secretary, treasurer, chief executive officer, chief financial officer, and chairman of the board of directors of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since we acquired Coronus on November 2, 2009. Mr. Thachuk is responsible for Coronus’ business development and operations, as well as its administration. From 2001 to 2011, Mr. Thachuk had been a self-employed builder and real estate developer located in Vancouver, British Columbia, involved in the acquisition and management of real property, and the repair, renovation and development of the buildings thereon. As the primary contractor, Mr. Thachuk was responsible for all aspects of planning, permit procurement, and trades coordination. Between 1998 and 2001, Mr. Thachuk attended the University of British Columbia, where he obtained a Bachelor of Laws degree. In October 2000, Mr. Thachuk completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. Mr. Thachuk’s business experience and schooling, as described above, led us to the conclusion that Mr. Thachuk should be a member of our board of directors.

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

Kaitlyn (née Kenneth) Bogas

Kaitlyn Bogas has been a member of our board of directors since March 2007. Since June 2002, Ms. Bogas has been the owner, president and general manager of Balance Design, located in Vancouver, British Columbia, which is engaged in the business of custom landscape design. As general manager, Ms. Bogas is responsible for all aspects of operations and administration. From January 2000 to June 2005, Ms. Bogas was the owner and executive chef of Coco Pazzo Restaurant Ltd., a 100 seat fine dining restaurant located in Vancouver, British Columbia.  As executive chef, Ms. Bogas was responsible for all aspects of operations and administration.  On August 17, 2005, after Ms. Bogas sold all of her right, title and interest in and to Coco Pazzo Restaurant Ltd., Coco Pazzo Restaurant Ltd. filed for bankruptcy protection in the Supreme Court of British Columbia, Bankruptcy and Insolvency, Case No. B 051644. Coco Pazzo Restaurant Ltd. was discharged on January 19, 2007. Ms. Bogas’ business experience as described above, led us to the conclusion that Ms. Bogas should be a member of our board of directors.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Thachuk and Holmes, and Ms. Bogas, have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, other than Coco Pazzo Restaurant Ltd., in which Ms. Bogas was the owner and executive chef, and which is described in Ms. Bogas’ biographical information above;

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

i)	Any Federal or State securities or commodities law or regulation; or

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by the following directors: Jefferson Thachuk, David Holmes and Kaitlyn Bogas. Jefferson Thachuk serves as an officer. Mr. Holmes and Ms. Bogas do not serve as officers. Accordingly, Mr. Holmes and Ms. Bogas are deemed independent. Ms. Bogas serves as audit committee chair. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. The Audit Committee Charter, amended as of May 19, 2009, is incorporated by reference as Exhibit 99.2 on our March 31, 2009 Form 10-K filed with the SEC on June 9, 2009.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Code of Ethics, amended as of May 14, 2009, is incorporated by reference as Exhibit 14.2 on our March 31, 2009 Form 10-K filed with the SEC on June 9, 2009.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. The Disclosure Committee Charter is incorporated by reference as Exhibit 99.3 on our March 31, 2009 Form 10-K filed with the SEC on June 9, 2009.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed their Form 3s, 4s and 5s.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through March 31, 2012, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2012	48,436	0	0	0	0	0	0	48,436
President, Secretary	2011	0	0	0	0	0	0	0	0
and Treasurer

Employment Agreements

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. This agreement is effective as of June 1, 2011. Prior to this, we had an agreement with Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer. Historically, Mr. Thachuk had forgiven the salary when due. However, effective October 1, 2011, the salary accrued. Presently, but for six months of accrued salary, we now pay Mr. Thachuk’s salary when due. To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life. On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. The option is fully vested and none of the option has been exercised.

The above discussion reflects the 2 for 1 stock split, which occurred on November 3, 2009.

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in 2012.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jefferson Thachuk	101	0	0	0	0	0	101
David Holmes	101	0	0	0	0	0	101
Kaitlyn Bogas	101	0	0	0	0	0	101

The board of directors met in person one time in fiscal 2012: May 31, 2011.  The directors were paid CAD$100 each for this meeting. Accordingly, in fiscal 2011, the directors were each paid CAD$100 for attendance at board of director meetings. However, the directors still conduct business on behalf of the Company without attending meetings in person. In these circumstances, the directors connect with each other by way of phone and/or email, and if the result is the need for a resolution, we will circulate the resolution, in lieu of a meeting, to obtain the signatures of all of the directors entitled to vote on that resolution (i.e., unanimity). Where the directors do not meet in person, the directors are not paid the attendance fee.  Since March 31, 2012, the directors have met in person once.  Board members also receive options to purchase shares of common stock.

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

On March 30, 2007, Kaitlyn Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Ms. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. On August 10, 2010, Ms. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017. Accordingly, as at March 31, 2011, Ms. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017. Ms. Bogas has not exercised any of her options.

All of the above director stock options are fully vested. The above discussions reflect the 2 for 1 stock split which occurred on November 3, 2009.

Outstanding Equity Awards At March 31, 2012
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price	Date
(a)	(b)	(c)	(d)	(e)
Jefferson Thachuk	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

David Holmes	10,000	0	$0.065	5/04/17

Kaitlyn Bogas	10,000	0	$0.065	3/30/17

Pension Benefits and Compensation Plans

In respect of equity compensation plans, at our annual shareholders’ meeting on August 31, 2011, we proposed and the shareholders re-approved a 10% “rolling” stock option plan (the “Option Plan”). As at the date of this annual report, no options under the Option Plan have been granted.

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

Other Outstanding Stock Options

As of the date of this annual report, there are 370,000 stock options outstanding, held by non-affiliates, that entitle the holders to purchase 370,000 shares of our common stock at an exercise price of $0.065 per share. 150,000 of these stock options expire on April 22, 2015, and 220,000 of these stock options expire on March 31, 2016. These options are fully vested and none have been exercised.

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

Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	4,875,000(1)(5)	17.99%(1)

David Holmes	30,000(2)	0.11%(2)

Kaitlyn Bogas	20,000(3)	0.07%(3)

All officers and directors as a group (3 persons)	4,925,000	18.18%

Belectric, Inc.	10,974,000	40.50%
8076 Central Avenue, Newark, CA 94560

Mark Burgert	4,875,000(4)(5)	17.99%(4)
14446 North Bluff Road, White Rock, BC V4B 3C8

(1)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.

(2)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.

(3)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.

(4)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.

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

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. This agreement is effective as of June 1, 2011. Prior to this, we had an agreement with Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer. Historically, Mr. Thachuk had forgiven the salary when due. However, effective October 1, 2011, the salary accrued. Presently, but for six months of accrued salary, we now pay Mr. Thachuk’s salary when due. To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.

On April 22, 2005, Mr. Thachuk was granted an option to acquire up to 150,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Thachuk and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. All options are fully vested and none have been exercised.

As a consequence of shareholder loans, we were indebted to Mr. Thachuk in the amount of $243,288, inclusive of interest, through March 31, 2012. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrued interest at the annual rate of 4%. At March 31, 2012, the Company had accrued interest payable of $17,991 on the shareholder loan. As in the past, the loan was unsecured and due on demand.

During the year ended March 31, 2012, included in accounts payable, CAD$1,189 was owed to Mr. Thachuk for out-of-pocket expenses. This amount remained payable and did not accrue interest. This amount was not reflected in the shareholder loans described above.

Mr. Thachuk had verbally agreed to not seek repayment of the shareholder loans, or out-of-pocket expenses until such time as we were generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we had raised sufficient capital to eliminate our working capital deficiency. The proceeds from the Solar PV Asset Sale Agreement with Sycamore eliminated our working capital deficiency. Accordingly, on April 18, 2012, we repaid, in full, the shareholder loan, as at April 18, 2012, and interest outstanding, as at April 18, 2012. Additionally, we repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. As a result, on April 18, 2012, we repaid Mr. Thachuk CAD$237,780 and USD$7,021.

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

To serve as a director, on March 30, 2007, Kaitlyn Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Ms. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Ms. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017.  Accordingly, as at March 31, 2010, Ms. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017.  All of Ms. Bogas’ remaining options are fully vested and none have been exercised.

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

2012	$38,000	MNP LLP
2011	$12,000	MNP LLP
2011	$16,000	Chang Lee LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	MNP LLP
2011	$0	MNP LLP
2011	$0	Chang Lee LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	MNP LLP
2011	$0	MNP LLP
2011	$0	Chang Lee LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	MNP LLP
2011	$0	MNP LLP
2011	$0	Chang Lee LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).				X

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).				X

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).				X

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).				X

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.				X

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.				X

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.				X

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).				X

10.75	Warrant – Frank Zakaib (February 23, 2012).				X

10.76	Consent Agreement.				X

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.				X

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).				X

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).				X

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).				X

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.				X

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).				X

10.83	Solar Photovoltaic Asset Sale Agreement.				X

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).				X

10.85	System Impact Study Agreement – ADELANTO WEST 1.				X

10.86	System Impact Study Agreement – ADELANTO WEST 2.				X

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).				X

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.				X

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.				X

10.90	Cancellation Instructions – APPLE VALLEY EAST.				X

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.				X

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).				X

10.93	System Impact Study Agreement – 29-PALMS WEST 1.				X

10.94	System Impact Study Agreement – 29-PALMS WEST 2.				X

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.				X

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.				X

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of June, 2012.

CORONUS SOLAR INC.

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Accounting Officer, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and dates indicated.

Signature	Title	Date

JEFFERSON THACHUK	President, Principal Accounting Officer,	June 29, 2012
Jefferson Thachuk	Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director

DAVID HOLMES	Director	June 29, 2012
David Holmes

KAITLYN BOGAS	Director	June 29, 2012
Kaitlyn Bogas

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).				X

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).				X

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).				X

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).				X

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.				X

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.				X

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.				X

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).				X

10.75	Warrant – Frank Zakaib (February 23, 2012).				X

10.76	Consent Agreement.				X

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.				X

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).				X

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).				X

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).				X

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.				X

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).				X

10.83	Solar Photovoltaic Asset Sale Agreement.				X

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).				X

10.85	System Impact Study Agreement – ADELANTO WEST 1.				X

10.86	System Impact Study Agreement – ADELANTO WEST 2.				X

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).				X

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.				X

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.				X

10.90	Cancellation Instructions – APPLE VALLEY EAST.				X

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.				X

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).				X

10.93	System Impact Study Agreement – 29-PALMS WEST 1.				X

10.94	System Impact Study Agreement – 29-PALMS WEST 2.				X

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.				X

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.				X

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X