Form 10-Q
period 2012-06-30
Coronus Solar Inc.
filed 2012-08-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  27,096,086  as of August 13, 2012.

PART I.
ITEM 1.          FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	June 30,	March 31,
	2012	2012

ASSETS
CURRENT
Cash and cash equivalents	$76,617	$327
Other receivables	4,447	900
Prepaid expenses and deposit (Note 17(d))	95,929	42,149
Assets held for sale (Note 9)	-	40,161

TOTAL CURRENT ASSETS	176,993	83,537

CONSTRUCTION IN PROGRESS (Note 17(a))	6,584,400	6,584,400

PROPERTY, PLANT AND EQUIPMENT (Note 7)	745,873	334,789

INTANGIBLE ASSET (Note 8)	2,388	4,180

TOTAL ASSETS	$7,509,654	$7,006,906

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$103,511	$144,656
Loan from a shareholder (Note 10)	-	243,288
Convertible notes payable (Note 12)	-	15,198
Notes payable (Note 11)	69,184	37,100
Liabilities held for sale	-	33,475

TOTAL CURRENT LIABILITIES	172,695	473,717

NOTES PAYABLE (Note 11)	405,551	202,084

TOTAL LIABILITIES	578,246	675,801

STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 13)
Authorized: Unlimited voting common shares without par value
Issued and outstanding: 27,096,086 common shares (March 31, 2012: 27,096,086)	7,474,452	7,474,452

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(24,419)	(26,232)

DEFICIT, accumulated during the development stage	(1,117,159)	(1,715,649)

TOTAL STOCKHOLDERS’ EQUITY	6,931,408	6,331,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,509,654	$7,006,906

CONTINGENT LIABILITIES (Note 15)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001)
	2012	2011	to June 30, 2012

REVENUE	$-	$-	$1,751

EXPENSES
Amortization	1,803	1,806	54,950
Consulting fee	-	-	20,928
Interest on shareholder loan	430	2,382	28,303
Interest and bank charges	7,207	1,358	40,061
Office and miscellaneous	14,337	13,933	121,027
Professional fees	30,254	22,729	379,653
Repairs and maintenance	-	-	869
Salaries and wages	24,892	14,468	494,106
Stock based compensation	-	-	492,309
Telephone and utilities	187	191	12,564
Advertising and promotion	344	143	9,468
Travel	-	22	3,156
Feasibility study	43,300	16,733	160,170
Foreign exchange loss	7,513	3,578	13,247
Write-down of land deposits	-	3,210	11,610
Write down in website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Loss on settlement of convertible notes	80,237	-	80,237

	210,504	80,553	1,940,327

OTHER ITEMS
Interest income	-	-	31
Debt forgiven	-	-	13,192
Gain on sale of assets	808,994	-	808,994
Others	-	-	(800)

	808,994	-	821,417

NET INCOME (LOSS) FOR THE PERIOD	598,490	(80,553)	(1,117,159)

Other comprehensive income (loss) for the period

Exchange difference on translation	1,813	(3,157)	(24,419)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$600,303	$(83,710)	$(1,141,578)

Profit (loss) per share - Basic	$0.02	$(0.00)

Weighted average number of common shares outstanding - basic	27,096,086	26,925,240

Profit (loss) per share - Diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding - diluted	27,921,403	26,925,240

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to June 30, 2012
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMNET	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share
on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	$ 7,474,452	$ 598,534	$ (26,232)	$ (1,715,649)	$ 6,331,104

Comprehensive income :
Currency translation adjustment	-	-	-	1,813	-	1,813
Income for the period	-	-	-	-	598,490	598,490
Balance, June 30, 2012 (Unaudited)	27,096,086	$ 7,474,452	$ 598,534	$ (24,419)	$ (1,117,159)	$ 6,931,408

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
			inception
	Three months ended June 30,		(December 3, 2001)
	2012	2011	to June 30, 2012

OPERATING ACTIVITIES
Net income (loss) from operations	$598,489	$(80,553)	$(1,117,160)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	1,803	1,806	54,950
Foreign exchange gain/loss	-	3,578	(20,930)
Forgiveness of debt	-	14,468	249,069
Imputed interests	-	-	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	5,920	-	21,118
Write-off on discount of convertible notes	80,237	-	80,237
Gain on sale of assets	(808,994)	-	(808,994)
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(3,596)	(2,277)	(3,241)
Prepaid expenses	(53,797)	(41,836)	(119,817)
Accounts payables and accrued liabilities	(38,717)	(21,378)	138,962

NET CASH USED IN OPERATING ACTIVITIES	(218,655)	(126,192)	(961,654)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(175,573)	(38,223)	(308,163)
Land deposit	-	2,015	(46,408)
Net proceeds on sales of assets	815,705		815,705
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	640,132	(36,208)	458,894

FINANCING ACTIVITIES
Issuance of common shares	-	218,522	591,861
Loan from a shareholder	(240,619)	(40,558)	(45,002)
Note payable	-	-	37,100
Convertible note payable	(101,189)	-	(491)

NET CASH FROM FINANCING ACTIVITIES	(341,807)	177,964	583,469

EFFECT OF EXCHANGE RATE ON CASH	(3,379)	(4,526)	(4,091)

NET INCREASE (DECREASE) IN CASH	76,290	11,038	76,617

CASH AND CASH EQUIVALENTS - Beginning of Period	327	6,233	-

CASH AND CASH EQUIVALENTS - End of Period	$76,617	$17,271	$76,617

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$26,710	$3,883	$44,346
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
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

The Company engaged Mr. Burgert as a consultant, and in consideration for this engagement, granted to Mr. Burgert an aggregate of 350,000 options exercisable at a price of $0.065 per share. Additionally, the 9,050,000 common shares of the Company that are now collectively held between Messrs. Thachuk and Burgert have been placed into voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by the Company on a consolidated basis.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 2 – Basis of Presentation - Going Concern Uncertainties

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has limited operations and has sustained operating losses in recent years resulting in an accumulated deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

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

Information on the Company’s working capital and deficit is:

	June 30,	March 31,
	2012	2012

Working capital (deficiency)	$4,298	$(390,180)
Deficit	1,117,159	1,715,649

Note 3 – Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for fiscal year ended March 31, 2012 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2012, and the results of operations and cash flows for the three months ended June 30, 2012, and for the period from December 3, 2001 (Date of Commencement) to June 30, 2012.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 4 - Accounting Pronouncements Adopted During the Period

(i) Presentation of Comprehensive Income

On April 1, 2012, the Company adopted the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. ASU 2011-05 provides guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. The Company has chosen alternative 1 for the presentation of comprehensive income.

Note 5 – New Accounting Pronouncements

Disclosures About Offsetting Assets and Liabilities

In December, 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. This guidance is effective as of the beginning of a fiscal year that begins after January 1, 2013. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Earnings (Loss) per Share

The calculation of basic earnings per share for the period ended June 30, 2012 was based on the net income attributable to common shareholders of $598,490, and a weighted average number of common shares outstanding of 27,096,086.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 6 – Earnings (Loss) per Share - Continued

The calculation of basic loss per share for the period ended June 30, 2011 was based on the net loss attributable to common shareholders of $80,553, and a weighted average number of common shares outstanding of 26,925,240.

(a) Basic earnings per share

Weighted average number of common shares for basic earnings (loss) per share calculations:

	Three months ended
	June 30,
	2012	2011

Issued common share at April 1	27,096,086	26,729,086
Issued during the period	-	196,154
Weighted average number of common
shares at June 30	27,096,086	26,925,240

(b) Diluted earnings per share

Weighted average number of common shares for diluted earnings (loss) per share calculations:

	Three months ended
	June 30,
	2012	2011
Weighted average number of
common shares at June 30	27,096,086	26,925,240
Effect of share options on issue	691,900	-
Effect of share warrants on issue	133,417	-
Diluted Weighted average number of
common shares at June 30	27,921,403	26,925,240

For the three months ended June 30, 2011, 745,000 share options and 350,000 share warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the period during which the options were outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 7 - Property, Plant and Equipment

Property, plant and equipment at June 30, 2012 and March 31, 2012 were summarized as follows:

		Accumulated	Net book
June 30, 2012	Cost	depreciation	value

Office equipment	$ 1,346	$ 1,204	$ 142
Computer equipment	1,030	997	33
Land	745,698	-	745,698
	$ 748,074	$ 2,201	$ 745,873

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Office equipment	$ 1,373	$ 1,220	$ 153
Computer equipment	1,051	1,014	37
Land	334,599	-	334,599
	$ 337,023	$ 2,234	$ 334,789

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
Three Months Ended June 30, 2012
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

(v) Adelanto West Agreement

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California, from Zacarias and Elisa Ramirez. The purchase price was $400,000. Coronus paid $165,000 and the vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on April 19, 2012.

Note 8 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at June 30, 2012 and March 31, 2012 were summarized as follows:

		Accumulated		Net book
June 30, 2012	Cost	amortization	Write-off	value

Business plan	21,500	19,112	-	2,388

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 8 - Intangible Assets – Continued

		Accumulated		Net book
March 31, 2012	Cost	amortization	Write-off	value

Business plan	21,500	17,320	-	4,180

Note 9 - Sale of Coronus Hesperia West 1 LLC & Transfer of Hesperia West Agreement

On April 5, 2012, Coronus, the Company’s wholly-owned subsidiary, entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. On March 19, 2012, Coronus Hesperia West 1 LLC entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the Hesperia West Agreement [see Note 16(c)(i)].  Additionally, under the Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Agreement, and the second PPA. On executing the Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Agreement to Sycamore. Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole ownership in Coronus Hesperia West 1 LLC to Sycamore and assigned the Hesperia West Agreement to Sycamore. The Company recorded a gain on the sale of the Coronus Hesperia West 1 Project of $808,994.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 10 - Loan From A Shareholder - Continued

During the year ended March 31, 2012, the director and shareholder lent the Company a further CAD$39,300 (USD$39,335). The additional loan was unsecured and due on demand, and accrued interest at the annual rate of 4%.

During the year ended March 31, 2012, the director and shareholder was repaid by the Company CAD$66,800 (USD$66,831) of the principal amount owing, in respect of the loan.

On April 18, 2012, the Company repaid, in full, the shareholder loan owed to the director and shareholder, inclusive of interest outstanding. Additionally, included in accounts payable as at April 18, 2012, CAD$1,292 was owed to our principal executive officer for out-of-pocket expenses.  On April 18, 2012, the Company repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. Accordingly, inclusive of the loan principal, interest owing, and out-of-pocket expenses incurred, in aggregate, on April 18, 2012, the Company repaid the director and shareholder CAD$237,780 and USD$7,021.

At June 30, 2012, the Company has accrued interest payable of $nil (March 31, 2012: $17,991).

Note 11 - Notes Payable

Notes payable at June 30, 2012 is summarized as follows:

	June 30,	March 31,
Vacant Land	2012	2012

Twentynine Palms North	$-	$32,084
Joshua Tree East	170,000	170,000
Adelanto West	235,551	-
	$405,551	$202,084

Newberry Springs	$37,100	$37,100
Twentynine Palms North	32,084	-
	$69,184	$37,100

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2012, the Company has accrued interest payable of $100 (March 31, 2012: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2012, the Company has accrued interest payable of $84 (March 31, 2012: $84).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 11 - Notes Payable - Continued

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only.

On April 19, 2012, Coronus completed the Adelanto West Vacant Land Purchase Agreement to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2012, the Company has accrued interest payable of $551 (March 31, 2012: $nil).

Note 12 – Convertible Promissory Notes

On February 2, 2012, the Company issued a convertible promissory note for CAD$50,000 and 83,333 transferrable warrants for gross proceeds of CAD$50,000. On February 23, 2012, the Company issued a second convertible promissory note for CAD$50,000 and a further 83,333 transferrable warrants for gross proceeds of CAD$50,000. These convertible promissory notes, totalling CAD$100,000, matured on February 2, 2013, and bore an annual interest rate of 12%. The notes had a first priority interest in all the assets of the Company. The holders of the notes could convert the note and accrued interest, at or before the maturity date, into common shares of the Company at CAD$0.60 each. Each warrant entitles the holder thereof to purchase a further common share of the Company at an exercise price of CAD$0.75 for a period of five years.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 12 – Convertible Promissory Notes - Continued

On April 20, 2012, the Company repaid, in full, the CAD$50,000 in principal and CAD$1,282 in interest owing against the first note, and the CAD$50,000 in principal and CAD$937 in interest owing against the second note. An amount of CAD$5,356 (USD$5,302) was amortized for the period from April 1 to April 19, 2012. The balance of the discount on issuance of the convertible promissory notes, $80,237, was written off as expenses.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 13 - Stockholders’ Equity - Continued

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

As at June 30, 2012, 20,103,500 (March 31, 2012: 20,103,500) shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 13 - Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended June 30, 2012 and year ended March 31, 2012, there were no options granted or exercised.

Changes in stock options for the period ended June 30, 2012 and year ended March 31, 2012 are summarized as follows:

	Options Outstanding
		Weighted
		average
	Number of	exercise
	shares	price

Balance, March 31, 2012 and 2011	745,000	$ 0.065
Issued	-	-
Expired	(5,000)	0.105
Balance, June 30, 2012	740,000	$ 0.065

The Company has the following options outstanding and exercisable at June 30, 2012:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2012	Life (Years)	Price	2012	Price

$ 0.065	740,000	3.40	$0.065	740,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 13 - Stockholders’ Equity - Continued

(b) Stock Options - Continued

The Company has the following options outstanding and exercisable at March 31, 2012:

	Outstanding				Exercisable
			Weighted
	Number		Average	Weighted	Number	Weighted
Range of	Outstanding at		Remaining	Average	Exercisable at	Average
Exercise	March 31,		Contractual	Exercise	March 31,	Exercise
Prices	2012		Life (Years)	Price	2012	Price

$ 0.065	740,000		3.65	$0.065	740,000	$0.065
0.105	5,000	*	0.11	0.105	5,000	0.105
$0.065 - $0.105	745,000		3.63	$0.065	745,000	$0.065

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

On February 2, 2012, the Company issued a convertible promissory note for CAD$50,000 and 83,333 transferrable warrants for gross proceeds of CAD$50,000. On February 23, 2012, the Company issued a second convertible promissory note for CAD$50,000 and a further 83,333 transferrable warrants for gross proceeds of CAD$50,000. These convertible promissory notes, totalling CAD$100,000, matured on February 2, 2013, and bore an annual interest rate of 12%. The holders of the notes could convert the note and accrued interest, at or before the maturity date, into common shares of the Company at CAD$0.60 each. Each warrant entitles the holder thereof to purchase a further common share of the Company at an exercise price of CAD$0.75 for a period of five years. The Company determined the fair value of the warrants to be CAD$0.7816 per warrant using the Black-Scholes option pricing model.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 13 - Stockholders’ Equity - Continued

(c) Warrants - Continued

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

As of June 30, 2012, 533,666 warrants remained outstanding.

The Company has the following warrants outstanding at June 30, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2012	period	period	period	6/30/2012	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$ 0.75	$ 0.74	3.86
17,000	-	-	-	17,000	$ 0.75	$ 0.74	4.32
166,666	-	-	-	166,666	$ 0.75	$ 0.74	4.60
533,666	-	-	-	533,666	$ 0.75	$ 0.74	4.11

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 13 - Stockholders’ Equity - Continued

(c) Warrants - Continued

The Company has the following warrants outstanding at March 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2011	period	period	period	3/31/2012	(CAD)	equivalent)	Life in Years

	350,000	-	-	350,000	$ 0.75	$ 0.74	4.11
	17,000	-	-	17,000	$ 0.75	$ 0.74	4.57
	166,666	-	-	166,666	$ 0.75	$ 0.74	4.88
-	533,666	-	-	533,666	$ 0.75	$ 0.74	4.37

The warrants are not a derivative instrument.

Note 14 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 15 - Related Party Transactions

During the period ended June 30, 2012, the Company paid $297 (June 30, 2011: $413) in director fees to the directors of the Company.

During the period ended June 30, 2012, $nil (June 30, 2011: $14,460) of management fees were accrued and forgiven (and credited to the additional paid-in capital) by a director of the Company. Starting from April 1, 2012, the executive officer and director was remunerated by payroll.

As at June 30, 2012, included in accounts payable, $47,100 (March 31, 2012: $49,233) was owed to a director of the Company.

As at June 30, 2012, included in notes payable, $nil (March 31, 2012: $17,991) was accrued as interest payable for loan from a director of the Company.

See also Note 10.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments

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

As at June 30, 2012, $nil (March 31, 2012: $20,000) had been expensed related to the advisory service agreement.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(b) Advisory Service Agreement - Continued

Under the original Advisory Agreement, the Company’s relationship with SCG was exclusive. Effective December 8, 2011, the relationship with SCG is no longer exclusive.

(c) Acquisition of Vacant Land

(i) Hesperia West Agreement

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

February 29, 2012 - $374 (paid on April 27, 2012)
March 31, 2012 - $1,657 (paid on February 22, 2012)
April 30, 2012 - $1,603 [Hesperia West Agreement assigned on April 12, 2012; see Note 9]
May 31, 2012 - $1,657
June 30, 2012 - $1,603
July 31, 2012 - $1,657
August 31, 2012 - $1,657

The above, non-refundable payments were separate from the purchase price, and not related to the deposit or installment note. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to assign the Hesperia West Agreement to Sycamore and did so [see Note 9]. The $1,000 deposited into escrow was included in the Hesperia West Agreement assignment to Sycamore.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

(ii) Yucca Valley East Agreement

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012, and on July 31, 2012, Coronus’ Board of Director approval was obtained. Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909 (paid on June 29, 2012)
July 31, 2012 - $939 (paid on July 31, 2012)
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note.

(iii) Phelan South Agreement

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to September 15, 2012. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before August 31, 2012.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

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

The SIS/FAS Study Agreements set forth the terms and conditions for SCE to perform combined system impact and facility studies to specify and estimate the cost of the equipment, engineering, procurement and construction work, including overheads, required for interconnection. The estimated cost of each SIS/FAS study is $25,000. The results of the SIS/FAS studies were anticipated to be completed by May 31, 2012. On entering into the SIS/FAS Study Agreements, Coronus paid SCE the two $25,000 deposits, for a total payment of $50,000. On June 1, 2012, Coronus received the SIS/FAS study results for Coronus 29-Palms North 1, and on June 19, 2012, Coronus received the SIS/FAS study results for Coronus 29-Palms North 2.

(ii) SIS Study Agreements for Projects Coronus Yucca Valley East 1 and 2

On February 2, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Yucca Valley East 1” and the “SIS Study Agreement for Coronus Yucca Valley East 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement.

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies were anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000. On July 27, 2012, Coronus received the SIS study results for Coronus Yucca Valley East 1.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(d) Entry into Utility Interconnection Studies - Continued

(iii) SIS Agreement for Project Coronus Hesperia West 2

On February 2, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus Hesperia West 2” with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus assigned to Sycamore pursuant to the Solar PV Asset Sale Agreement

The SIS Agreement sets forth the terms and conditions for SCE to perform system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study were anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit. On July 26, 2012, Coronus received the SIS study results for Coronus Hesperia West 2.

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the three PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by September 1, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the three $10,000 deposits, for a total payment of $30,000.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(d) Entry into Utility Interconnection Studies - Continued

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

The SIS Agreement sets forth the terms and conditions for SCE to perform system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed by August 20, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit.

(vi) SIS Study Agreements for Projects Coronus Adelanto West 1 and 2

On April 13, 2012, Coronus entered into two System Impact Study Agreements (the “SIS Study Agreement for Coronus Adelanto West 1” and the “SIS Study Agreement for Coronus Adelanto West 2”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems on the 40 acre parcel of vacant land, situated in the City of Adelanto, California, Coronus acquired on April 19, 2012 (see Note 7).

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

(vii) SIS Study Agreements for Projects Coronus Apple Valley East 1 and 2

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(d) Entry into Utility Interconnection Studies - Continued

(vii) SIS Study Agreements for Projects Coronus Apple Valley East 1 and 2 - Continued

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

(viii) SIS Study Agreements for Projects Coronus 29-Palms West 1 and 2

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

(ix) SIS Study Agreements for Projects Coronus Joshua Tree East 4 and 5

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(d) Entry into Utility Interconnection Studies - Continued

(x) SIS Study Agreement for Project Coronus Yucca Valley East 3

On June 25, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus Yucca Valley East 3”) with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus agrees to acquire pursuant to the Yucca Valley East Agreement [see Note 16(c)(ii)].

The SIS Agreement sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed within 120 business days. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit.

Note 17 - Subsequent Events

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California [see Note 16(c)(ii)]. On July 31, 2012, the Coronus Board of Directors approved the Yucca Valley East Agreement.

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California [see Note 16(c)(iii)]. Initially, close of escrow was August 15, 2012, but was extended to September 15, 2012 (effective August 1, 2012). Additionally, initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before August 31, 2012 (effective August 1, 2012).

On August 10, 2012, the Company issued a promissory note for CAD$40,000 (the “Note”). The Note bears an annual interest rate of 12%, and is due on demand. The Note has a first priority interest in all the assets of the Company.

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

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for two systems, with a third system currently under utility study. In addition to these three systems, we have two more systems under utility study in respect of a second 12kV distribution circuit west of the 12kV distribution circuit that feeds this parcel.

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

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for one system, with two additional systems currently under utility study.

On November 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Hesperia West Agreement”) to acquire a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California. Despite assigning the Hesperia West Agreement to Sycamore, pursuant to the Solar PV Asset Sale Agreement, as disclosed below, at this point in time, we are pursuing an interconnection agreement for a 1.5 MW solar PV power system sited on this parcel. To date, we have obtained interconnection study results for this system.

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

Results of Operations

Three Months Ended June 30, 2012 compared to June 30, 2011

Interest on shareholder loan expense decreased by $1,952 or 82% from $2,382 for the three months ended June 30, 2011 to $430 for the three months ended June 30, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Interest and bank charges expense increased by $5,849 or 431% from $1,358 for the three months ended June 30, 2011 to $7,207 for the three months ended June 30, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. In the current quarter, an amount of $5,302 was amortized as a discount on the convertible notes, for the period from April 1 to April 19, 2012. In the previous quarter, there was no such amortization, as there were no notes.

Professional fees expense increased by $7,525 or 33% from $22,729 for the three months ended June 30, 2011 to $30,254 for the three months ended June 30, 2012. The principal reason for the increase was that there was an increase in the current quarter in accounting and audit fees of $8,738, as a consequence of an increase in our activity.

Salaries and wages expense increased by $10,424 or 72% from $14,468 for the three months ended June 30, 2011 to $24,892 for the three months ended June 30, 2012. The increase was due to the salary increase of our principal executive officer. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month.

Feasibility study expense increased by $26,567 or 159% from $16,733 for the three months ended June 30, 2011 to $43,300 for the three months ended June 30, 2012. The increase was due to the expensed portion of the numerous deposits Coronus paid in the past two quarters to Southern California Edison for interconnection studies completed, in part, in the current quarter.

Foreign exchange loss expense increased by $3,935 or 110% from $3,578 for the three months ended June 30, 2011 to $7,513 for the three months ended June 30, 2012. The foreign exchange loss was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred no write-down of land deposits expense ($nil) for the quarter ended June 30, 2012, as compared to $3,210 in write-down of land deposits expense for June 30, 2011. The write down of land deposits expense in the previous quarter was attributable to a cancelled vacant land purchase agreement. When we cancelled the agreement, we forfeited the land deposits.

We incurred $80,237 in loss on settlement of convertible notes expense for the quarter ended June 30, 2012, as compared to no write-off on discount of convertible notes expense ($nil) for the quarter ended June 30, 2011. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, but the balance of the discount on issuance of the convertible promissory notes, $80,237, was expensed.

We achieved $808,994 in gain on sale of assets for the quarter ended June 30, 2012, as compared to no gain on sale of assets ($nil) for the quarter ended June 30, 2011. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”) (see Note 9 of the Notes to the June 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q). Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $808,994 in respect of the sale of the Coronus Hesperia West 1 Project.

Assets and Liabilities at June 30, 2012 compared to March 31, 2012

Cash and cash equivalents increased by $76,290 or 23,300% from $327 at March 31, 2012 to $76,617 at June 30, 2012. The reason for the increase was the cash gain we recorded in respect of the sale of the Coronus Hesperia West 1 Project, pursuant to the Solar PV Asset Sale Agreement.

Other receivables increased by $3,547 or 394% from $900 at March 31, 2012 to $4,447 at June 30, 2012. The principal reason for the increase was an increase in HST recoverable in the current quarter.

Prepaid expenses and deposit increased by $53,780 or 128% from $42,149 at March 31, 2012 to $95,929 at June 30, 2012. The reason for the increase was the capitalized portion of the numerous deposits Coronus paid in the past two quarters to Southern California Edison for interconnection studies.

We had no assets held for sale ($nil) at June 30, 2012, as compared to $40,161 in assets held for sale at March 31, 2012. The assets held for sale related to the prepaid and deposit assets of Coronus Hesperia West 1 LLC, and were carried at the lower of carrying value or fair value less costs to sell. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC at June 30, 2012.

Property, plant and equipment increased by $411,084 or 123% from $334,789 at March 31, 2012 to $745,873 at June 30, 2012. The reason for the increase was the acquisition of vacant land in the quarter, specifically the acquisition of Adelanto West. The purchase price of Adelanto West was $400,000.

Intangible asset decreased by $1,792 or 43% from $4,180 at March 31, 2012 to $2,388 at June 30, 2012. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable and accrued liabilities decreased by $41,145 or 28% from $144,656 at March 31, 2012 to $103,511 at June 30, 2012. The reason for the decrease was the cash gain we recorded in respect of the sale of the Coronus Hesperia West 1 Project, pursuant to the Solar PV Asset Sale Agreement. We used the proceeds from the sale, in part, to pay accounts and settle liabilities.

We had no loan from a shareholder ($nil) at June 30, 2012, as compared to $243,288 in loan from a shareholder at March 31, 2012. The reason for the elimination of the loan was that on April 18, 2012, we used the proceeds from the sale of the Coronus Hesperia West 1 Project, pursuant to the Solar PV Asset Sale Agreement, to repay, in full, the shareholder loan.

We had no convertible notes payable ($nil) at June 30, 2012, as compared to $15,198 in convertible notes payable at March 31, 2012. At March 31, 2012, the convertible notes payable related to convertible promissory notes we issued for gross proceeds of CAD$100,000. These convertible promissory notes bore an annual interest rate of 12%. We allocated the convertible notes and the detached warrants on a relative fair value basis, and calculated the embedded conversion beneficiary future. The discount on issuance of the convertible promissory notes was being amortized over the life of the notes. On April 20, 2012, we repaid the notes, in full, inclusive of interest.

We had no liabilities held for sale ($nil) at June 30, 2012, as compared to $33,475 in liabilities held for sale at March 31, 2012. The liabilities held for sale at March 31, 2012, related to the accounts payable and accrued liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC and assigned the Hesperia West Agreement to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC or held the Hesperia West Agreement at June 30, 2012.

Current notes payable increased by $32,084 or 86% from $37,100 at March 31, 2012 to $69,184 at June 30, 2012. The increase in current notes payable is related to Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability. At June 30, 2012, the Company had accrued interest payable of $84 on the note.

Long term notes payable increased by $203,467 or 101% from $202,084 at March 31, 2012 to $405,551 at March 31, 2012. The increase in notes payable is related to Coronus’ Adelanto West vacant land purchase. On April 19, 2012, Coronus completed the purchase. Under the agreement to purchase, the seller agreed to carry back $235,000 of the purchase price for three years at 6.5% per annum interest, with monthly payments of interest only. The increase in notes payable related to Coronus’ Adelanto West vacant land purchase was offset by Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability.

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

Liquidity and Capital Resources

Since inception, we have issued 27,096,086 shares of our common stock and received cash of $591,861.

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

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price is $170,000. Coronus deposited $1,000 into escrow and agrees to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agree to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012. On July 31, 2012, the Coronus Board of Directors approved the Yucca Valley East Agreement. Effective April 4, 2012, Coronus is now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909 (paid on June 29, 2012)
July 31, 2012 - $939 (paid on July 31, 2012)
August 15, 2012 - $455

The above, non-refundable payments are separate from the purchase price, and not related to the deposit or installment note. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel.

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to September 15, 2012. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before August 31, 2012.

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

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $243,288, inclusive of interest, through March 31, 2012. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrued interest at the annual rate of 4%. At March 31, 2012, the Company had accrued interest payable of $17,991 on the shareholder loan. As in the past, the loan was unsecured and due on demand. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically) but forgave this salary when due, and had done so for the past five years. Effective October 1, 2011, this salary now accrued. In addition to the above, at March 31, 2012, included in accounts payable, CAD$1,189 was owed to our principal executive officer for out-of-pocket expenses. This amount remained payable and did not accrue interest. This amount was not reflected in the shareholder loans described above.

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

On August 10, 2012, we conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to one investor, for proceeds of CAD $40,000. The Note is secured by a first priority security interest in all of our assets, including those of our wholly-owned subsidiary, Coronus. The Note is due on demand and bears interest at an annual rate of 12%, payable in cash at redemption. In connection with the completion of the private placement, we paid no finder’s fees.

As of June 30, 2012, our total current assets were $176,993 and our total current liabilities were $172,695 resulting in a working capital surplus of $4,298.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2012 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2012.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X