Form 10-Q/A
period 2012-06-30
Coronus Solar Inc.
filed 2012-09-13
CIK 1448900

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,219,486  as of September 12, 2012.

REASON FOR AMENDMENT

The sole purposes of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.  No other changes have been made to this Form 10-Q other than to reflect events occurring subsequent to the filing of this Form 10-Q.

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

On September 6, 2012, Coronus and Sycamore concluded the Solar PV Asset Sale Agreement [see Note 17(f)].

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

See also Notes 10 and 17(g).

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

Under the Solar Power Systems Agreement, Coronus had until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus was to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus was to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric was to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids. Belectric agreed to design the systems to optimize revenue, with emphasis placed on the utilities’ time of delivery periods and factors. Additionally, Belectric would have been responsible for managing the operation of the solar PV systems, throughout the duration of the power purchase agreement underlying each system, and would have received, for the services to be provided, remuneration in the amount of $25 per kWp (DC rated output) per year.

On August 15, 2012, the Company, Coronus and Belectric amended the Solar Power Systems Agreement [see Note 17(d)].

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
Three Months Ended June 30, 2012
(Unaudited)

Note 16 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

(ii) Yucca Valley East Agreement

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price was $170,000. Coronus deposited $1,000 into escrow and agreed to deposit an additional $33,000 within sufficient time to close escrow. Peter and Ann Wellington agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. Additionally, on closing, Coronus agreed to pay the realtor commission of $5,000. Initially, close of escrow was December 15, 2011, but was extended to August 15, 2012. Initially, the Yucca Valley East Agreement was subject to Coronus’ Board of Director approval on or before November 30, 2011, but this approval was extended to on or before July 31, 2012, and on July 31, 2012, Coronus’ Board of Director approval was obtained. Effective April 4, 2012, Coronus was now required to make the following, non-refundable payments to Peter and Ann Wellington:

April 30, 2012 - $909 (paid on April 27, 2012)
May 31, 2012 - $939 (paid on May 29, 2012)
June 30, 2012 - $909 (paid on June 29, 2012)
July 31, 2012 - $939 (paid on July 31, 2012)
August 15, 2012 - $455 (paid on August 14, 2012)

The above, non-refundable payments were separate from the purchase price, and not related to the deposit or installment note.

On August 17, 2012, the transaction closed [see Note 17(a)].

(iii) Phelan South Agreement

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to March 15, 2013. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before February 28, 2013. Effective September 6, 2012, Coronus is now required to make the following, non-refundable payments, separate from the purchase price, to Lora Steinmann:

    September 30, 2012 - $1,726
   October 31, 2012 - $1,784
    November 30, 2012 - $1,726
    December 31, 2012 - $1,784
    January 31, 2013 - $1,784
    February 28, 2013 - $1,611
    March 15, 2013 - $863

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies were anticipated to be completed by July 23, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000. On July 27, 2012, Coronus received the SIS study results for Coronus Yucca Valley East 1, and on August 16, 2012, Coronus received the SIS study results for Coronus Yucca Valley East 2.

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the three PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by September 21, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the three $10,000 deposits, for a total payment of $30,000.

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

The SIS Agreement sets forth the terms and conditions for SCE to perform system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed by August 20, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit. On August 17, 2012, Coronus received the SIS study results for Coronus 29-Palms North 3.

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

Note 17 - Subsequent Events

(a) Acquisition of Vacant Land

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California [see Note 16(c)(ii)]. On July 31, 2012, the Coronus Board of Directors approved the Yucca Valley East Agreement, and on August 17, 2012, the transaction closed.

(b) Amendment to Vacant Land Purchase Agreement

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

Effective September 6, 2012, close of escrow is now March 15, 2013, and the Phelan South Agreement is now subject to Coronus’ Board of Director approval on or before February 28, 2013. Additionally, effective September 6, 2012, Coronus is now required to make the following, non-refundable payments, separate from the purchase price, to the Seller:

September 30, 2012 - $1,726
October 31, 2012 - $1,784
November 30, 2012 - $1,726
December 31, 2012 - $1,784
January 31, 2013 - $1,784
February 28, 2013 - $1,611
March 15, 2013 - $863

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 17 - Subsequent Events - Continued

(c) Repayment of Promissory Note

On August 10, 2012, the Company issued a promissory note for CAD$40,000 (the “Note”). The Note bore an annual interest rate of 12%, and was due on demand. The Note had a first priority interest in all the assets of the Company. On September 10, 2012, the Company repaid the Note in full, inclusive of the CAD$40,000 in principal and CAD$407.67 in interest owing.

(d) Amendment to Solar Power Systems Agreement

On August 15, 2012, the Company amended the Solar Power Systems Agreement the Company entered into with Coronus and Belectric on March 31, 2011 [see Note 16(a)].

Under the amended agreement (the “Amended Solar Power Systems Agreement”), the provision of Coronus to purchase a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for consideration of $76,818,000, exclusive of taxes (the “Original Basic Price”), was modified. Under the Amended Solar Power Systems Agreement, Coronus and Belectric agree to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis (the “Purchase and Sale Agreements”). The Amended Solar Power Systems Agreement is effective as of August 15, 2012, and shall remain in full force and effect for three years (the “Three Year Term”), but shall expire prior to the Three Year Term provided Coronus and Belectric enter into Purchase and Sale Agreements totaling 100 MW of solar power systems prior to the expiry of the Three Year Term. Further, throughout the term of the Amended Solar Power Systems Agreement, Belectric retains the exclusive right to negotiate Purchase and Sale Agreements with Coronus for solar power systems.

On entering into the original Solar Power Systems Agreement, the Company paid 15% of the Original Basic Price, or $11,522,700, by way of issuing 10,974,000 shares (the “Original Payment Shares”) of its common stock to Belectric, at a deemed price of $1.05 per share. Under the Amended Solar Power Systems Agreement, as additional purchase and sale consideration, Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012. Prior to the cancellation of the 9,876,600 shares, the Company had 27,096,086 shares of common stock issued and outstanding. Following the cancellation of the 9,876,600 shares, the Company now has 17,219,486 shares of common stock issued and outstanding.

(e) Entry into Power Purchase Agreements

(i) Power Purchase Agreements for Projects Coronus Yucca Valley East 1 and 2

On August 30, 2012 (the “Yucca Valley East PPAs Effective Date”), the Company’s wholly-owned subsidiaries, Coronus Yucca Valley East 1 LLC and Coronus Yucca Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Yucca Valley East PPAs”) with Southern California Edison (“SCE”). The Yucca Valley East PPAs relate to the Company’s applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Yucca Valley East 1 and Yucca Valley East 2 Projects”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), Coronus acquired on August 17, 2012 [see Note 17(a)].

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 17 - Subsequent Events - Continued

(i) Power Purchase Agreements for Projects Coronus Yucca Valley East 1 and 2 - Continued

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, the Company is required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, the Company demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for the Company to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to the Company within thirty days of each facility’s initial operation.

(ii) Power Purchase Agreements for Projects Coronus 29-Palms North 1, 2, and 3

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), the Company’s wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three identical Power Purchase Agreements (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to the Company’s applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) in respect of the 12kV distribution circuit that feeds the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Property”), Coronus acquired on May 16, 2011 [see Note 7(iii)].

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, the Company is required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, the Company demonstrates to SCE's satisfaction that the Company has installed all of the equipment or devices necessary for the Company to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to the Company within thirty days of each facility’s initial operation.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Three Months Ended June 30, 2012
(Unaudited)

Note 17 - Subsequent Events - Continued

(iii) Power Purchase Agreement for Project Coronus Hesperia West 2

On August 30, 2012 (the “Hesperia West 2 Effective Date”), the Company’s wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into a Power Purchase Agreement (the “Hesperia West 2 PPA”) with SCE. The Hesperia West 2 PPA relates to the Company’s application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system (the “Hesperia West 2 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California (the “Hesperia West Property”), the Vacant Land Purchase Agreement of which the Company assigned to Sycamore Physicians Partners LLC, pursuant to the Solar PV Asset Sale Agreement we entered into with them on April 5, 2012 (see Note 9).

The Hesperia West 2 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Hesperia West 2 Project’s generation, net of station use. The term of the Hesperia West 2 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Hesperia West 2 PPA. Initial operation of the Hesperia West 2 Project must be no later than eighteen months from the Hesperia West 2 Effective Date. The Hesperia West 2 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Hesperia West 2 Effective Date, Coronus Hesperia West 2 LLC is required to post and maintain a development fee (the “Hesperia West 2 Development Security”) equal to $37,604. If, on or before initial operation, Coronus Hesperia West 2 LLC demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facility, SCE shall return the Hesperia West 2 Development Security to Coronus Hesperia West 2 LLC within thirty days of initial operation.

(f) Sale of Coronus Hesperia West 2 LLC & Conclusion of Solar PV Asset Sale Agreement

On April 5, 2012, Coronus entered into a Solar PV Asset Sale Agreement with Sycamore (see Note 9). Under the Solar PV Asset Sale Agreement, Coronus agreed to 1) sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC, 2) assign to Sycamore, the Hesperia West Vacant Land Purchase Agreement, and 3) use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West land parcel, and to sell this PPA to Sycamore if obtained. Having obtained the second PPA [the “Hesperia West 2 PPA”; see Note 17(e)(iii)], on September 6, 2012, Sycamore paid the balance of the Basic Price, or $909,019, under the Solar PV Asset Sale Agreement, to Coronus, and Coronus transferred the sole membership in Coronus Hesperia West 2 LLC to Sycamore, thus concluding the Solar PV Asset Sale Agreement.

(g) Payment of Salary Accrual Owed to Director

As at June 30, 2012, included in accounts payable, $47,100 (CAD$48,000) was owed to a director of the Company for accrued wages (see Note 15). On September 11, 2012, the Company paid the accrued wages in full.

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

Plan of Operation for the Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar photovoltaic (PV) power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” Power Purchase Agreements (PPAs) from Southern California Edison (SCE), under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff is SCE’s allocation of the feed-in tariff.

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these three systems. In addition to these three systems, we have two more systems under utility study in respect of a second 12kV distribution circuit west of the 12kV distribution circuit that feeds this parcel.

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

On August 17, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”), which Coronus entered into on October 9, 2011. Under the Yucca Valley East Agreement, Coronus acquired a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these two systems. In addition to these two systems, we have one additional system currently under utility study.

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

To become profitable and competitive, we need to obtain Power Purchase Agreements from SCE, under the California Public Utilities Commission’s feed-in tariff program for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 17,219,486 shares of our common stock and received cash of $591,861.

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the “Hesperia West” Vacant Land Purchase Agreement, Coronus entered into on November 9, 2011. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Solar PV Asset Sale Agreement, Coronus agreed to 1) sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC, 2) assign to Sycamore, the Hesperia West Vacant Land Purchase Agreement, and 3) use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West land parcel, and to sell this PPA, relating to a 1.5 MW solar PV system, to Sycamore if obtained.

Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Vacant Land Purchase Agreement, and the second PPA. On executing the Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Vacant Land Purchase Agreement to Sycamore. Under the Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole membership in Coronus Hesperia West 1 LLC to Sycamore and assigned the Hesperia West Vacant Land Purchase Agreement to Sycamore.

On August 30, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into a PPA with SCE (the “Hesperia West 2 PPA”). The Hesperia West 2 PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system (the “Hesperia West 2 Project”) on the Hesperia West parcel. Having obtained the second PPA on the Hesperia West parcel, on September 6, 2012, Sycamore paid the balance of the Basic Price, or $909,019, to Coronus, and Coronus transferred the sole membership in Coronus Hesperia West 2 LLC to Sycamore, thus concluding the Solar PV Asset Sale Agreement.

On August 30, 2012 (the “Yucca Valley East PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Yucca Valley East 1 LLC and Coronus Yucca Valley East 2 LLC, entered into two PPAs (the “Yucca Valley East PPAs”) with SCE. The Yucca Valley East PPAs relate to our applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Yucca Valley East 1 and Yucca Valley East 2 Projects”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), our wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), acquired on August 17, 2012.

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, we are required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to us within thirty days of each facility’s initial operation.

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), our wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three PPAs (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to our applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) in respect of the 12kV distribution circuit that feeds the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Property”), Coronus acquired on May 16, 2011.

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, we are required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to us within thirty days of each facility’s initial operation.

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

To develop a 1.5 MW solar power plant, we forecast the cost to be $5.5 million, inclusive of taxes. We base our cost forecast on the pricing we negotiated, adjusted to reflect the fair value of the payment shares we issued on entering into the agreement, with Belectric, under the purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”). Under the Solar Power Systems Agreement, Coronus had until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus was to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus was to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric was to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids.

On August 15, 2012, we amended the Solar Power Systems Agreement (the “Amended Solar Power Systems Agreement”). Under the Amended Solar Power Systems Agreement, the provision of Coronus to purchase a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for consideration of $76,818,000, exclusive of taxes (the “Original Basic Price”), was modified. Under the Amended Solar Power Systems Agreement, Coronus and Belectric agree to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis (the “Purchase and Sale Agreements”). The Amended Solar Power Systems Agreement is effective as of August 15, 2012, and shall remain in full force and effect for three years (the “Three Year Term”), but shall expire prior to the Three Year Term provided Coronus and Belectric enter into Purchase and Sale Agreements totaling 100 MW of solar power systems prior to the expiry of the Three Year Term. Further, throughout the term of the Amended Solar Power Systems Agreement, Belectric retains the exclusive right to negotiate Purchase and Sale Agreements with Coronus for solar power systems.

On entering into the original Solar Power Systems Agreement, we paid 15% of the Original Basic Price, or $11,522,700, by way of issuing 10,974,000 shares (the “Original Payment Shares”) of our common stock to Belectric, at a deemed price of $1.05 per share. Under the Amended Solar Power Systems Agreement, as additional purchase and sale consideration, Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012. Prior to the cancellation of the 9,876,600 shares, we had 27,096,086 shares of common stock issued and outstanding. Following the cancellation of the 9,876,600 shares, we now have 17,219,486 shares of common stock issued and outstanding.

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

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these three systems (see the 29-Palms North PPAs above).

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

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price was $170,000. Coronus agreed to pay $34,000, with Peter and Ann Wellington agreeing to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these two systems (see the Yucca Valley East PPAs above).

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to March 15, 2013. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before February 28, 2013. Effective September 6, 2012, Coronus is now required to make the following, non-refundable payments, separate from the purchase price, to Lora Steinmann:

September 30, 2012 - $1,726
October 31, 2012 - $1,784
November 30, 2012 - $1,726
December 31, 2012 - $1,784
January 31, 2013 - $1,784
February 28, 2013 - $1,611
March 15, 2013 - $863

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

On August 10, 2012, we conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Singleton Note”) to Trevor Singleton, for proceeds of CAD$40,000. The Singleton Note was secured by a first priority security interest in all of our assets, including those of our wholly-owned subsidiary, Coronus. The Singleton Note was due on demand and bore interest at an annual rate of 12%, payable in cash at redemption. On September 10, 2012, we repaid Mr. Singleton, in full, the CAD$40,000 in principal and CAD$407.67 in interest owning against the Singleton Note.

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

Our principal executive officer had verbally agreed to not seek repayment of the shareholder loans, salary, or out-of-pocket expenses until such time as we were generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we had raised sufficient capital to eliminate our working capital deficiency. The proceeds from the Solar PV Asset Sale Agreement with Sycamore eliminated our working capital deficiency. Accordingly, on April 18, 2012, we repaid, in full, the shareholder loan, as at April 18, 2012, and interest outstanding, as at April 18, 2012. Additionally, we repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. As a result, on April 18, 2012, we repaid our principal executive officer CAD$237,780 and USD $7,021. Additionally, but for six months of accrued salary, we now paid our principal executive officer’s salary when due. On September 11, 2012, we paid our principal executive officer, in full, the six months of accrued salary (CAD$48,000). As of the date of this report, we are no longer indebted to our principal executive officer.

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

ITEM 6.          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.			10.1	X

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.			10.2	X

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.			10.3	X

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.			10.4	X

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.			10.5	X

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.			10.6	X

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).			10.7	X

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).			10.8	X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of September, 2012.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFFERSON THACHUK
Jefferson Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.			10.1	X

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.			10.2	X

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.			10.3	X

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.			10.4	X

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.			10.5	X

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.			10.6	X

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).			10.7	X

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).			10.8	X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X