Form 10-Q
period 2012-09-30
Coronus Solar Inc.
filed 2012-11-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,219,486 as of November 12, 2012.

PART I.

ITEM 1.            FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	September 30,	March 31,
	2012	2012

ASSETS
CURRENT
Cash and cash equivalents	$600,661	$327
Other receivables	6,563	900
Prepaid expenses and deposit (Note 16(d))	209,556	42,149
Assets held for sale (Note 9)	-	40,161

TOTAL CURRENT ASSETS	816,780	83,537

CONSTRUCTION IN PROGRESS (Note 16(a))	658,440	6,584,400

PROPERTY, PLANT AND EQUIPMENT (Note 7)	934,917	334,789

INTANGIBLE ASSET (Note 8)	598	4,180

TOTAL ASSETS	$2,410,735	$7,006,906

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$23,122	$144,656
Loan from a shareholder (Note 10)	-	243,288
Convertible notes payable (Note 12)	-	15,198
Notes payable (Note 11)	69,184	37,100
Liabilities held for sale	-	33,475

TOTAL CURRENT LIABILITIES	93,223	473,717

NOTES PAYABLE (Note 11)	541,917	202,084

TOTAL LIABILITIES	634,223	675,801

STOCKHOLDERS’ EQUITY SHARE CAPITAL (Note 13)
Authorized: Unlimited voting common shares without par value
Issued and outstanding: 17,219,486 common shares (March 31, 2012: 27,096,086)	1,548,492	7,474,452

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(27,725)	(26,232)

DEFICIT, accumulated during the development stage	(342,789)	(1,715,649)

TOTAL STOCKHOLDERS’ EQUITY	1,776,512	6,331,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,410,735	$7,006,906

CONTINGENT LIABILITIES (Note 14)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Six months ended		inception
	September 30,		September 30,		(December 3, 2001) to
	2012	2011	2012	2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization	1,801	1,805	3,604	3,611	56,751
Consulting fee	-	-	-	-	20,928
Interest on shareholder loan	-	2,169	430	4,551	28,303
Interest and bank charges	1,847	4,312	9,054	5,670	41,908
Office and miscellaneous	11,728	17,506	26,065	31,439	132,755
Professional fees	19,214	18,136	49,468	40,865	398,867
Repairs and maintenance	-	-	-	-	869
Salaries and wages	25,290	24,548	50,182	39,016	519,396
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	6	230	193	421	12,570
Advertising and promotion	58	-	402	143	9,526
Travel	-	-	-	22	3,156
Feasibility study	72,857	25,000	116,157	41,733	233,027
Foreign exchange loss	944	(830)	8,457	2,748	14,191
Write-down of land deposits	-	-	-	3,210	11,610
Write down in website development costs	-	-	-	-	17,390
Write-off trademark cost	-	-	-	-	279
Write-off on discount of convertible notes	-	-	80,237	-	80,237

	133,745	92,876	344,249	173,429	2,074,072

OTHER ITEMS
Interest income	85	-	85	-	116
Debt forgiven	-	-	-	-	13,192
Gain on sale of assets	908,030	-	1,717,024	-	1,717,024
Others	-	-	-	-	(800)

	908,115	-	1,717,109	-	1,729,532

NET INCOME (LOSS) FOR THE PERIOD	774,370	(92,876)	1,372,860	(173,429)	(342,789)

Other comprehensive income (loss) for the period

Exchange difference on translation	(3,306)	17,480	(1,493)	14,323	(27,725)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$771,064	$(75,396)	$1,371,367	$(159,106)	$(370,514)

Profit (loss) per share - Basic	$0.04	$(0.00)	$0.06	$(0.01)

Weighted average number of common shares outstanding - basic	22,050,432	27,079,086	24,559,473	27,004,496

Profit (loss) per share - Diluted	$0.03	$(0.00)	$0.05	$(0.01)

Weighted average number of common shares outstanding - diluted	22,875,748	27,079,086	25,384,789	27,004,496

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to September 30, 2012
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
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to September 30, 2012
(Expressed in U.S. Dollars)

			ACCUMULATED	DEFICIT
			OTHER	ACCUMULATED
		ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp.
on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	$ 692,751	$ 329,122	$ (23,237)	$ (1,174,823)	$ (176,187)

Stock issued for cash at $0.402 per share
on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share
on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	$ 7,474,452	$ 598,534	$ (26,232)	$ (1,715,649)	$ 6,331,105

Stock cancelled for amendment of agreement on
August 15, 2012	(9,876,600)	$ (5,925,960)	-	-	-	(5,925,960)
Comprehensive income :						-
Currency translation adjustment	-	-	-	(1,493)	-	(1,493)
Income for the period	-	-	-	-	1,372,860	1,372,860
Balance, September 30, 2012 (Unaudited)	17,219,486	$ 1,548,492	$ 598,534	$ (27,725)	$ (342,789)	$ 1,776,512
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Six months ended		inception
	September 30,		(December 3, 2001) to
	2012	2011	September 30, 2012

OPERATING ACTIVITIES
Net income (loss) from operations	$1,372,860	$(173,429)	$(342,789)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	3,603	3,611	56,750
Foreign exchange gain/loss	-	2,748	(20,930)
Forgiveness of debt	-	39,016	249,069
Imputed interests	-	-	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	86,818	-	102,016
Gain on sale of assets	(1,717,024)	-	(1,717,024)
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(5,544)	(4,420)	(5,189)
Prepaid expenses	(167,379)	(16,252)	(233,399)
Accounts payables and accrued liabilities	(120,399)	19,636	57,280

NET CASH USED IN OPERATING ACTIVITIES	(547,065)	(129,090)	(1,290,064)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(229,354)	(38,220)	(361,944)
Land Deposit	-	15	(46,408)
Net proceeds on sales of assets	1,723,710	-	1,723,710
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	1,494,356	(38,205)	1,313,118

FINANCING ACTIVITIES
Issuance of common shares	-	218,522	591,861
Loan from a shareholder	(242,466)	(37,585)	(46,849)
Payment of deferred financing fee	-	(10,667)	-
Note payable	-	-	37,100
Convertible note payable	(101,965)	-	(1,267)

NET CASH FROM FINANCING ACTIVITIES	(344,432)	170,270	580,844

EFFECT OF EXCHANGE RATE ON CASH	(2,525)	(6,477)	(3,237)

NET INCREASE (DECREASE) IN CASH	600,284	(3,502)	600,611

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	327	6,233	-

CASH AND CASH EQUIVALENTS - End of Period	$600,661	$2,731	$600,661

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$34,994	$7,765	$52,630
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400
Cancellation of common shares for amendment of the agreement	$5,925,960	$-	$5,925,960
(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
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

Information on the Company’s working capital and deficit is:

	September 30,	March 31,
	2012	2012

Working capital (deficiency)	$723,557	$(390,180)
Deficit	342,789	1,715,649

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

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

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2012, and the results of operations and cash flows for the six months ended September 30, 2012, and for the period from December 3, 2001 (Date of Commencement) to September 30, 2012.

Note 4 – Accounting Pronouncements Adopted During the Period

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

Note 5 – New Accounting Pronouncements

(i) Disclosures About Offsetting Assets and Liabilities

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

Note 6 – Earnings (Loss) per Share

The calculation of basic earnings per share for the three months and six months ended September 30, 2012 was based on the net income attributable to common shareholders of $774,370 and $1,372,860 respectively, and a weighted average number of common shares outstanding of 22,050,432 and 24,559,473.

The calculation of diluted earnings per share for the three months and six months ended September 30, 2012 was based on the net income attributable to common shareholders of $774,370 and $1,372,860 respectively, and a diluted weighted average number of common shares outstanding of 22,875,748 and 25,384,789.

The calculation of basic loss per share for the three months and six months ended September 30, 2011 was based on the net loss attributable to common shareholders of $92,876 and $173,429 respectively, and a weighted average number of common shares outstanding of 27,079,086 and 27,004,496.

The calculation of diluted loss per share for the three months and six months ended September 30, 2011 was antidilutrive as the Company incurred a net loss attributable to common shareholders of $92,876 and $173,429 respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 6 – Earnings (Loss) per Share - Continued

(a) Basic earnings per share

Weighted average number of common shares for basic earnings (loss) per share calculations:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Issued common share at April 1	27,096,086	26,729,086	27,096,086	26,729,086
Issued during the period	-	350,000	-	275,410
Cancelled during the period	(5,045,654)	-	(2,536,613)	-
Weighted average number of common shares at September 30	22,050,432	27,079,086	24,559,473	27,004,496

(b) Diluted earnings per share

Weighted average number of common shares for diluted earnings (loss) per share calculations:

	Three months ended		Six months ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average number of common shares at September 30	22,050,432	27,079,086	24,559,473	27,004,496
Effect of share options on issue	691,900	-	691,900	-
Effect of share warrants on issue	133,417	-	133,417	-
Diluted Weighted average number of common shares at September 30	22,875,748	27,079,086	25,384,789	27,004,496

For the three months and six months ended September 30, 2011, 740,000 share options and 533,666 share warrants were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the period during which the options were outstanding.

Note 7 - Property, Plant and Equipment

Property, plant and equipment at September 30, 2012 and March 31, 2012 were summarized as follows:

		Accumulated	Net book
September 30, 2012	Cost	depreciation	value

Office equipment	$1,396	$1,256	$140
Computer equipment	1,067	1,034	33
Land	934,744	-	934,744
	$937,207	$2,290	$934,917

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Office equipment	$1,373	$1,220	$153
Computer equipment	1,051	1,014	37
Land	334,599	-	334,599
	$337,023	$2,234	$334,789

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
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

(vi) Yucca Valley East Agreement

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price was $170,000. Coronus paid $34,000 and the vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on August 17, 2012.

Note 8 - Construction in Progress

On August 15, 2012, the Company amended the purchase agreement for utility-scale, ground-mount, solar photovoltaic (PV) power systems (the “Solar Power Systems Agreement”), the Company entered into with Coronus and Belectric Inc. (“Belectric”), on March 31, 2011. Under the amended agreement (the “Amended Solar Power Systems Agreement”), the parties agreed to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis. As additional purchase and sale consideration, Belectric kept 1,097,400 of the original payment shares. Accordingly, 9,876,600 of the original payment shares were cancelled, resulting to a reduction of construction in progress of $5,925,960 [see Note 18(a)].

As of September 30, 2012, the Company recorded Construction in Progress of $658,440.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 9 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at September 30, 2012 and March 31, 2012 were summarized as follows:

		Accumulated		Net book
September 30, 2012	Cost	amortization	Write-off	value

Business plan	21,500	20,902	-	598

		Accumulated		Net book
March 31, 2012	Cost	amortization	Write-off	value

Business plan	21,500	17,320	-	4,180

Note 10 - Sycamore Solar Photovoltaic Asset Sale Agreement

On April 5, 2012, Coronus, the Company’s wholly-owned subsidiary, entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. On March 19, 2012, Coronus Hesperia West 1 LLC entered into a Power Purchase Agreement (“PPA”) with Southern California Edison (“SCE”). The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the Hesperia West Agreement [see Note 18(c)(i)].  Additionally, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Agreement, and the second PPA. On executing the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Agreement to Sycamore. Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole ownership in Coronus Hesperia West 1 LLC to Sycamore and assigned the Hesperia West Agreement to Sycamore.

On August 30, 2012, Coronus’ wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into a PPA with SCE. Having obtained the second PPA on the Hesperia West land parcel, on September 6, 2012, Sycamore paid the balance of the Basic Price, of $909,019 to Coronus, and Coronus transferred the sole membership in Coronus West 2 LLC to Sycamore, thus concluding the Sycamore Solar PV Asset Sale Agreement.

The Company recorded a gain on the sale of the Coronus Hesperia West 1 and 2 Projects of $1,717,024 as of September 30, 2012.

Note 11 - Loan From A Shareholder

Loan from a shareholder represents a series of loans from a director and shareholder of the Company which were unsecured and due on demand.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 11 - Loan From A Shareholder - Continued

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

On September 12, 2012, the Company repaid, in full, the management fees of CAD$48,000 accrued to the director and shareholder for the prior year’s services provided.

At September 30, 2012, the Company has accrued interest payable of $nil (March 31, 2012: $17,991).

Note 12 - Notes Payable

Notes payable at September 30, 2012 is summarized as follows:

	September 30,	March 31,
Vacant Land	2012	2012

Twentynine Palms North	$-	$32,084
Joshua Tree East	170,000	170,000
Adelanto West	235,551	-
Yucca Valley East	136,366	-
	$541,917	$202,084
Current
Newberry Springs	$37,100	$37,100
Twentynine Palms North	32,084	-
	$69,184	$37,100
Total	$611,101	$239,184

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At September 30, 2012, the Company has accrued interest payable of $100 (March 31, 2012: $100).

On May 16, 2011, Coronus completed the Twentynine Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At September 30, 2012, the Company has accrued interest payable of $84 (March 31, 2012: $84).

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only.

On April 19, 2012, Coronus completed the Adelanto West Vacant Land Purchase Agreement to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At September 30, 2012, the Company has accrued interest payable of $551 (March 31, 2012: $nil).

On August 17, 2012, Coronus completed the Yucca Valley East Vacant Land Purchase Agreement to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At September 30, 2012, the Company has accrued interest payable of $366 (March 31, 2012: $nil).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 13 – Promissory Note

On August 10, 2012, the Company issued a promissory note for CAD$40,000 (the “Note”). The Note bore an annual interest rate of 12%, and was due on demand. The Note had a first priority interest in all the assets of the Company. On September 10, 2012, the promissory note was repaid in full with the interest payment of CAD$408.

Note 14 – Convertible Promissory Notes

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

Note 15 - Stockholders’ Equity

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 15 - Stockholders’ Equity - Continued

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

On May 10, 2011, the Company completed a non-brokered private placement of 350,000 units at a price of CAD $0.60 per unit for proceeds of CAD $210,000. Each unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$90,000 ($93,652). See Note 15(c).

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$4,470 ($4,452). See Note 15(c).

On August 15, 2012, the Company amended the purchase agreement for utility-scale, ground-mount, solar photovoltaic (PV) power systems (the “Solar Power Systems Agreement”), the Company entered into with Coronus and Belectric Inc. (“Belectric”), on March 31, 2011 [see Note 18(a)]. Under the amended agreement (the “Amended Solar Power Systems Agreement”), 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012, at the deemed price of $1.05 per share. The fair value per share at the date of cancellation was $0.60.

As at September 30, 2012, 10,226,900 (March 31, 2012: 20,103,500) shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 15 - Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended September 30, 2012 and year ended March 31, 2012, there were no options granted or exercised.

Changes in stock options for the period ended September 31, 2012 and year ended March 31, 2012 are summarized as follows:

	Options Outstanding
	Number of	Weighted average
	shares	exercise price

Balance, March 31, 2012 and 2011	745,000	$0.065
Expired	(5,000)	0.105
Balance, September 30, 2012	740,000	$0.065

The Company has the following options outstanding and exercisable at September 30, 2012:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	September 30,	Contractual	Exercise	September 30,	Exercise
Prices	2012	Life (Years)	Price	2012	Price

$ 0.065	740,000	3.15	$0.065	740,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2012:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2012	Life (Years)	Price	2012	Price

$ 0.065	740,000	3.65	$0.065	740,000	$0.065
0.105	5,000	0.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	3.63	$0.065	745,000	$0.065

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 15 - Stockholders’ Equity - Continued

(c) Warrants - Continued

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

As of September 30, 2012, 533,666 warrants remained outstanding.

The Company has the following warrants outstanding at September 30, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2012	period	period	period	9/30/2012	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.74	3.61
17,000	-	-	-	17,000	$0.75	$0.74	4.07
166,666	-	-	-	166,666	$0.75	$0.74	4.35
533,666	-	-	-	533,666	$0.75	$0.74	3.85

The Company has the following warrants outstanding at March 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2011	period	period	period	3/31/2012	(CAD)	equivalent)	Life in Years

-	350,000	-	-	350,000	$0.75	$0.74	4.11
-	17,000	-	-	17,000	$0.75	$0.74	4.57
-	166,666	-	-	166,666	$0.75	$0.74	4.88
-	533,666	-	-	533,666	$0.75	$0.74	4.37

The warrants are not a derivative instrument.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 16 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 17 - Related Party Transactions

During the three months and six months ended September 30, 2012, the Company paid $297 (2011: $413) and $297 (2011: $413) in director fees to the directors of the Company, respectively.

During the three months and six months ended September 30, 2012, $nil (2011 management fees: $23,941), $nil (2011 management fees: $38,409) of management fees were accrued. Effective April 1, 2012, the executive officer is remunerated by payroll.

As at September 30, 2012, included in accounts payable, $nil (March 31, 2012: $49,233) was owed to a director of the Company.

As at September 30, 2012, included in notes payable, $nil (March 31, 2012: $17,991) was accrued as interest payable for loan from a director of the Company.

See also Note 11 and Note 19(c).

Note 18 – Commitments

(a) Purchase of Solar Photovolatic Power Systems

On March 31, 2011, the Company and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar photovoltaic (“PV”) power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress when the agreement was first entered into.

On August 15, 2012, the Company amended the purchase agreement for the Solar Power Systems with Belectric. Under the amended agreement (the “Amended Solar Power Systems Agreement”), the provision of Coronus to purchase a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for consideration of $76,818,000, exclusive of taxes (the “Original Basic Price”), was modified. Under the Amended Solar Power Systems Agreement, Coronus and Belectric agree to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis (the “Purchase and Sale Agreements”). The Amended Solar Power Systems Agreement is effective as of August 15, 2012, and shall remain in full force and effect for three years (the “Three Year Term”), but shall expire prior to the Three Year Term provided Coronus and Belectric enter into Purchase and Sale Agreements totaling 100 MW of solar power systems prior to the expiry of the Three Year Term. Further, throughout the term of the Amended Solar Power Systems Agreement, Belectric retains the exclusive right to negotiate Purchase and Sale Agreements with Coronus for solar power systems.

On entering into the original Solar Power Systems Agreement, the Company paid 15% of the Original Basic Price, or $11,522,700, by way of issuing 10,974,000 shares (the “Original Payment Shares”) of its common stock to Belectric, at a deemed price of $1.05 per share. Under the Amended Solar Power Systems Agreement, as additional purchase and sale consideration, Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012.

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

As at September 30, 2012, $nil (March 31, 2012: $20,000) had been expensed related to the advisory service agreement.

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
Six Months Ended September 30, 2012
(Unaudited)

Note 18 – Commitments - Continued

(b) Advisory Service Agreement - Continued

Under the original Advisory Agreement, the Company’s relationship with SCG was exclusive. Effective December 8, 2011, the relationship with SCG is no longer exclusive.

(c) Acquisition of Vacant Land

(i) Phelan South Agreement

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to September 15, 2012 and further extended to March 15, 2013. Under the Phelan South Agreement, the Seller agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before August 31, 2012 and further extended to on or before February 28, 2013. Additionally, Coronus is now required to make the following, non-refundable payments to the Seller, separate from the purchase price:

September 30, 2012 - $1,726 (paid on September 30, 2012)
October 31, 2012 - $1,784 (paid on October 31, 2012)
November 30, 2012 - $1,726
December 31, 2012 - $1,784
January 31, 2013 - $1,784
February 28, 2013 - $1,611
March 15, 2013 - $863

(d) Entry into Utility Interconnection Studies

(i) SIS Study Agreements for Projects Coronus Joshua Tree East 1, 2 and 3

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the three PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study was $10,000. The results of the SIS studies were anticipated to be completed by September 1, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the three $10,000 deposits, for a total payment of $30,000. On October 15, 2012, Coronus received the SIS Study Agreements for Coronus Joshua Tree East 1, 2 and 3.

(ii) SIS Study Agreements for Projects Coronus Adelanto West 1 and 2

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study is $10,000. The results of the SIS studies are anticipated to be completed by November 19, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 18 – Commitments - Continued

(d) Entry into Utility Interconnection Studies - Continued

(iii) SIS Study Agreements for Projects Coronus Apple Valley East 1 and 2

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study was $10,000. The results of the SIS studies were anticipated to be completed within 120 business days. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000. On October 26, 2012, Coronus received the SIS Study Agreements for Coronus Apple Valley East 1 and 2.

(iv) SIS Study Agreements for Projects Coronus Joshua Tree East 4 and 5

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

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study was $10,000. The results of the SIS studies were anticipated to be completed within 120 business days. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000. On October 15, 2012, Coronus received the SIS Study Agreements for Coronus Joshua Tree East 4 and 5.

(v) SIS Study Agreement for Project Coronus Yucca Valley East 3

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

The SIS Agreement sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study is $10,000. The results of the SIS study are anticipated to be completed on December 14, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit.

(e) Power Purchase Agreements

(i) Power Purchase Agreements for Projects Coronus Yucca Valley East 1 and 2

On August 30, 2012 (the “Yucca Valley East PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Yucca Valley East 1 LLC and Coronus Yucca Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Yucca Valley East PPAs”) with SCE. The Yucca Valley East PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Yucca Valley East 1 and Yucca Valley East 2 Projects”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), Coronus acquired on August 17, 2012.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 18 – Commitments - Continued

(e) Power Purchase Agreements - Continued

(i) Power Purchase Agreements for Projects Coronus Yucca Valley East 1 and 2 - Continued

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, Coronus was required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to Coronus within thirty days of each facility’s initial operation. The power purchase agreement development securities for Yucca Valley East 1 and 2 of $37,604 and $37,604 were paid on September 27, 2012, respectively.

(ii) Power Purchase Agreements for Projects Coronus 29-Palms North 1, 2 and 3

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three identical Power Purchase Agreements (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) in respect of the 12kV distribution circuit that feeds the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Property”), Coronus acquired on May 16, 2011.

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, Coronus was required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to Coronus within thirty days of each facility’s initial operation. The power purchase agreement development securities for 29-Palms North 1, 2 and 3 of $38,250, $38,250 and $38,250 were paid on September 27, 2012, respectively.

Note 19 - Subsequent Events

(a) Entry into Utility Interconnection Study Agreement

On October 11, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Agreement for 29-Palms North 4”) with SCE. The SIS Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar photovoltaic power system on SCE’s Sheephole 33kV distribution circuit, situated north of Twentynine Palms, in the County of San Bernardino, California.

The SIS Agreement sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the study is $10,000. The results of the study are anticipated to be completed within 120 business days. On entering into the SIS Agreement, Coronus paid SCE the $10,000 deposit.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Six Months Ended September 30, 2012
(Unaudited)

Note 19 - Subsequent Events - Continued

(b) Entry into Vacant Land Purchase Agreement

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”). Under the 29-Palms Morongo Agreement, Coronus agrees to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price is $86,683, all cash. Close of escrow is December 31, 2012. Coronus deposited $1,000 into escrow and agrees to deposit an additional $85,683 within sufficient time to close escrow. The 29-Palms Morongo Agreement is subject to Coronus’ board of director approval on or before December 17, 2012.

(c) Entry into Industry Solar PV Asset Sale Agreement

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel.

On entering into the Industry Solar PV Asset Sale Agreement, Coronus deposited $40,000 with Solar Krafte, refundable to Coronus if SCE refuses to approve 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Under the Industry Solar PV Asset Sale Agreement, Solar Krafte covenanted, represented and warranted to Coronus that (a) Industry was, and will be, a party in good standing to the Industry PPA, as at the date of the Industry Solar PV Asset Sale Agreement and the closing date, and (b) but for the obligations of Industry, pursuant to the Industry PPA, Industry had, and will have, no obligations as at the date of the Industry Solar PV Asset Sale Agreement and the closing date.

The Industry PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the generating facility’s generation, net of station use. The term of the Industry PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2009 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Industry PPA. Without the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, initial operation of the generating facility must be no later than June 28, 2013. The Industry PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance.

Jeff Thachuk, the Company’s president and a control person of the Company, is the chairman, chief executive officer, and a control person of Solar Krafte. Mark Burgert, a control person of the Company, is the president and a control person of Solar Krafte. On October 24, 2012, the Company’s board of directors approved Coronus’ entry into the Industry Solar PV Asset Sale Agreement. As a director of the Company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the Industry Solar PV Asset Sale Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation for the Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar photovoltaic (PV) power systems in the State of California. The business plan of Coronus calls for 1) the procurement of 20-year, “must-take” Power Purchase Agreements (PPAs) from Southern California Edison (SCE), under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff is SCE’s allocation of the feed-in tariff.

On May 16, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”), which Coronus entered into on January 23, 2011. Under the Twentynine Palms North Agreement, Coronus acquired a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these three systems. In addition to these three systems, we have an additional system under utility study in respect of a 33kV distribution circuit west of the 12kV distribution circuit that feeds this parcel.

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. At this point in time, we are pursuing interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the five systems, and have applied to enter into five separate PPAs with SCE, under the CREST tariff, in respect of these five systems.

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

On September 30, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Agreement”) to acquire a 20 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. At this point in time, we are pursuing interconnection agreements for two 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for the two systems, and have applied to enter into two separate PPAs with SCE, under the CREST tariff, in respect of these two systems.

On August 17, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”), which Coronus entered into on October 9, 2011. Under the Yucca Valley East Agreement, Coronus acquired a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these two systems. In addition to these two systems, we have one additional system currently under utility study.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. We are presently preparing the submission for SCE, asking them for their approvals

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended September 30, 2012 compared to September 30, 2011

We incurred no interest on shareholder loan expense ($nil) for the quarter ended September 30, 2012, as compared to $2,169 in interest on shareholder loan expense for the quarter ended September 30, 2011. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Office and miscellaneous expense decreased by $5,778 or 33% from $17,506 for the three months ended September 30, 2011 to $11,728 for the three months ended September 30, 2012. The principal reason for the decrease was that in the previous quarter, we incurred a $10,000 fee under the Advisory Agreement with SCG.

Feasibility study expense increased by $47,857 or 191% from $25,000 for the three months ended September 30, 2011 to $72,857 for the three months ended September 30, 2012. The increase was due to the expensed portion of the numerous deposits Coronus paid in the past three quarters to Southern California Edison for interconnection studies completed, in part, in the current quarter.

Foreign exchange loss expense increased by $1,774 or 214% from a gain of $830 for the three months ended September 30, 2011 to a loss of $944 for the three months ended September 30, 2012. The increase was attributable to the fluctuation of the USD/CAD exchange rate.

We achieved $908,030 in gain on sale of assets for the quarter ended September 30, 2012, as compared to no gain on sale of assets ($nil) for the quarter ended September 30, 2011. Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $908,030 in respect of the sale of the Coronus Hesperia West 2 Project (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Six Months Ended September 30, 2012 compared to September 30, 2011

Interest on shareholder loan expense decreased by $4,121 or 91% from $4,551 for the six months ended September 30, 2011 to $430 for the six months ended September 30, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Interest and bank charges expense increased by $3,384 or 60% from $5,670 for the six months ended September 30, 2011 to $9,054 for the six months ended September 30, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. In the current period, an amount of $5,302 was amortized as a discount on the convertible notes, for the period from April 1 to April 19, 2012.

Office and miscellaneous expense decreased by $5,374 or 17% from $31,439 for the six months ended September 30, 2011 to $26,065 for the six months ended September 30, 2012. The principal reason for the decrease was that in the previous period, we incurred a $10,000 fee under the Advisory Agreement with SCG.

Professional fees increased by $8,603 or 21% from $40,865 for the six months ended September 30, 2011 to $49,468 for the six months ended September 30, 2012. The principal reason for the increase was that there was an increase in the current period in accounting and audit fees of $7,519, as a consequence of an increase in our activity.

Salaries and wages increased by $11,166 or 29% from $39,016 for the six months ended September 30, 2011 to $50,182 for the six months ended September 30, 2012. The increase was due to the salary increase of our principal executive officer. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month.

Feasibility study expense increased by $74,424 or 178% from $41,733 for the six months ended September 30, 2011 to $116,157 for the six months ended September 30, 2012. The increase was due to the expensed portion of the numerous deposits Coronus paid in the past three quarters to Southern California Edison for interconnection studies completed, in part, in the current period.

Foreign exchange loss expense increased by $5,709 or 208% from $2,748 for the six months ended September 30, 2011 to $8,457 for the six months ended September 30, 2012. The increase was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred no write-down of land deposits expense ($nil) for the six months ended September 30, 2012, as compared to $3,210 in write-down of land deposits expense for the six months ended September 30, 2011. The write-down of land deposits expense in the previous period was attributable to a cancelled vacant land purchase agreement. When we cancelled the agreement, we forfeited the land deposits.

We incurred $80,237 in write-off on discount of convertible notes expense for the six months ended September 30, 2012, as compared to no write-off on discount of convertible notes expense ($nil) for the six months ended September 30, 2011. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $80,237, was written off.

We achieved $1,717,024 in gain on sale of assets for the six months ended September 30, 2012, as compared to no gain on sale of assets ($nil) for the six months ended September 30, 2011. Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $1,717,024 in respect of the sale of the Coronus Hesperia West 1 Project and the sale of the Coronus Hesperia West 2 Project (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Assets and Liabilities at September 30, 2012 compared to March 31, 2012

Cash and cash equivalents increased by $600,334 or184,000% from $327 at March 31, 2012 to $600,661 at September 30, 2012. The reason for the increase was the cash gain we recorded in respect of the sale of the Coronus Hesperia West 1 Project and the Coronus Hesperia West 2 Project, pursuant to the Solar PV Asset Sale Agreement (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Other receivables increased by $5,663 or 629% from $900 at March 31, 2012 to $6,563 at September 30, 2012. The principal reason for the increase was an increase in HST recoverable in the current quarter.

Prepaid expenses and deposit increased by $167,407 or 397% from $42,149 at March 31, 2012 to $209,556 at September 30, 2012. Coronus entered into various Power Purchase Agreements (“PPAs”) with SCE in September, 2012, and under the PPAs, was required to post and maintain with SCE development security fees totaling $189,958 (see Note 18(e) of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

We had no assets held for sale ($nil) at September 30, 2012, as compared to $40,161 in assets held for sale at March 31, 2012. The assets held for sale related to the prepaid and deposit assets of Coronus Hesperia West 1 LLC, and were carried at the lower of carrying value or fair value less costs to sell. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC at September 30, 2012 (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Construction in progress decreased by $5,925,960 or 90% from $6,584,400 at March 31, 2012 to $658,440 at September 30, 2012. The decrease was attributable to the stock cancellation as a consequence of the Amended Solar Power Systems Agreement (see Note 18(a) of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Property, plant and equipment increased by $600,128 or 179% from $334,789 at March 31, 2012 to $934,917 at September 30, 2012. The reason for the increase was the acquisition of vacant land in the period, specifically the acquisitions of Adelanto West and Yucca Valley East. The purchase price of Adelanto West was $400,000. The purchase price of Yucca Valley East was $170,000.

Intangible asset decreased by $3,582 or 86% from $4,180 at March 31, 2012 to $598 at September 30, 2012. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable and accrued liabilities decreased by $121,534 or 84% from $144,656 at March 31, 2012 to $23,122 at September 30, 2012. The reason for the decrease was the cash gains we recorded in respect of the sale of the Coronus Hesperia West 1 Project and the sale of the Coronus Hesperia West 2 Project, pursuant to the Solar PV Asset Sale Agreement (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q). We used the proceeds from the two sales, in part, to pay accounts and settle liabilities.

We had no loan from a shareholder ($nil) at September 30, 2012, as compared to $243,288 in loan from a shareholder at March 31, 2012. The reason for the elimination of the loan was that on April 18, 2012, we used the proceeds from the sale of the Coronus Hesperia West 1 Project, pursuant to the Solar PV Asset Sale Agreement, to repay, in full, the shareholder loan.

We had no convertible notes payable ($nil) at September 30, 2012, as compared to $15,198 in convertible notes payable at March 31, 2012. At March 31, 2012, the convertible notes payable related to convertible promissory notes we issued for gross proceeds of CAD$100,000. These convertible promissory notes bore an annual interest rate of 12%. We allocated the convertible notes and the detached warrants on a relative fair value basis, and calculated the embedded conversion beneficiary future. The discount on issuance of the convertible promissory notes was being amortized over the life of the notes. On April 20, 2012, we repaid the notes, in full, inclusive of interest.

Current notes payable increased by $31,900 or 86% from $37,100 at March 31, 2012 to $69,000 at September 30, 2012. The increase in current notes payable is related to Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability. At September 30, 2012, the Company had accrued interest payable of $84 on the note.

We had no liabilities held for sale ($nil) at September 30, 2012, as compared to $33,475 in liabilities held for sale at March 31, 2012. The liabilities held for sale at March 31, 2012, related to the accounts payable and accrued liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC and assigned the Hesperia West Agreement to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC or held the Hesperia West Agreement at June 30, 2012 (see Note 10 of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Long term notes payable increased by $338,916 or 168% from $202,084 at March 31, 2012 to $541,000 at September 30, 2012. The increase in notes payable is related to Coronus’ Adelanto West and Yucca Valley East vacant land purchases. On April 19, 2012, Coronus completed the Adelanto West purchase. Under the agreement to purchase, the seller agreed to carry back $235,000 of the purchase price for three years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, Coronus completed the Yucca Valley East purchase. Under the agreement to purchase, the seller agreed to carry back $136,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. The increase attributable to the Adelanto West and Yucca Valley East vacant land purchases was offset by Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability.

Share capital decreased by $5,925,960 or 79% from $7,474,452 at March 31, 2012 to $1,548,492 at September 30, 2012. The decrease was attributable to the stock cancellation as a consequence of the Amended Solar Power Systems Agreement (see Note 18(a) of the Notes to the September 30, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

To become profitable and competitive, we need to obtain power purchase agreements from SCE, under the CPUC’s feed-in tariff program for small generators, obtain land use permits, and secure financing, on a per project basis, to pay Belectric to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

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

Liquidity and Capital Resources

Since inception, we have issued 17,219,486 shares of our common stock and received cash of $591,861.

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the “Hesperia West” Vacant Land Purchase Agreement, Coronus entered into on November 9, 2011. On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to 1) sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC, 2) assign to Sycamore, the Hesperia West Vacant Land Purchase Agreement, and 3) use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West land parcel, and to sell this PPA, relating to a 1.5 MW solar PV system, to Sycamore if obtained.

Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Vacant Land Purchase Agreement, and the second PPA. On executing the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Vacant Land Purchase Agreement to Sycamore. Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019, to Coronus on delivery of the second PPA. On April 11, 2012, Sycamore paid the $817,200 to Coronus, and on April 12, 2012, Coronus transferred the sole membership in Coronus Hesperia West 1 LLC to Sycamore and assigned the Hesperia West Vacant Land Purchase Agreement to Sycamore.

On August 30, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into a PPA with SCE (the “Hesperia West 2 PPA”). The Hesperia West 2 PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system (the “Hesperia West 2 Project”) on the Hesperia West parcel. Having obtained the second PPA on the Hesperia West parcel, on September 6, 2012, Sycamore paid the balance of the Basic Price, or $909,019, to Coronus, and Coronus transferred the sole membership in Coronus Hesperia West 2 LLC to Sycamore, thus concluding the Solar PV Asset Sale Agreement.

On August 30, 2012 (the “Yucca Valley East PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Yucca Valley East 1 LLC and Coronus Yucca Valley East 2 LLC, entered into two PPAs (the “Yucca Valley East PPAs”) with SCE. The Yucca Valley East PPAs relate to our applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Yucca Valley East 1 and Yucca Valley East 2 Projects”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), our wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), acquired on August 17, 2012.

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, we were required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to us within thirty days of each facility’s initial operation. On September 27, 2012, we paid the Yucca Valley East Development Securities.

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), our wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three PPAs (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to our applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) in respect of the 12kV distribution circuit that feeds the 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Property”), Coronus acquired on May 16, 2011.

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, we were required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to us within thirty days of each facility’s initial operation. On September 27, 2012, we paid the 29-Palms North Development Securities.

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

To develop a 1.5 MW solar power plant, we forecast the cost to be $5.5 million, inclusive of taxes. We base our cost forecast on the pricing we negotiated, adjusted to reflect the fair value of the payment shares we issued on entering into the agreement, with Belectric, under the purchase agreement for utility-scale, ground-mount, solar PV power systems (the “Solar Power Systems Agreement”). Under the Solar Power Systems Agreement, Coronus had until December 31, 2013, to deploy the solar PV systems. Under the Solar Power Systems Agreement, Coronus was to provide the sites for the systems, pay for the utility interconnection requests and studies, and obtain the power purchase agreements and land use permits. Additionally, Coronus was to provide Belectric with satisfactory proof of secured financing, on a per project basis, prior to the commencement of construction of each of the systems. Under the Solar Power Systems Agreement, Belectric was to provide all services necessary for delivery to Coronus of turnkey, operation ready, solar PV systems, and for connection of the systems to the utilities’ grids.

On August 15, 2012, we amended the Solar Power Systems Agreement (the “Amended Solar Power Systems Agreement”). Under the Amended Solar Power Systems Agreement, the provision of Coronus to purchase a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for consideration of $76,818,000, exclusive of taxes (the “Original Basic Price”), was modified. Under the Amended Solar Power Systems Agreement, Coronus and Belectric agree to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis (the “Purchase and Sale Agreements”). The Amended Solar Power Systems Agreement is effective as of August 15, 2012, and shall remain in full force and effect for three years (the “Three Year Term”), but shall expire prior to the Three Year Term provided Coronus and Belectric enter into Purchase and Sale Agreements totaling 100 MW of solar power systems prior to the expiry of the Three Year Term. Further, throughout the term of the Amended Solar Power Systems Agreement, Belectric retains the exclusive right to negotiate Purchase and Sale Agreements with Coronus for solar power systems.

On entering into the original Solar Power Systems Agreement, we paid 15% of the Original Basic Price, or $11,522,700, by way of issuing 10,974,000 shares (the “Original Payment Shares”) of our common stock to Belectric, at a deemed price of $1.05 per share. Under the Amended Solar Power Systems Agreement, as additional purchase and sale consideration, Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012. Prior to the cancellation of the 9,876,600 shares, we had 27,096,086 shares of common stock issued and outstanding. Following the cancellation of the 9,876,600 shares, we now have 17,219,486 shares of common stock issued and outstanding.

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

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Joshua Tree Holdings. The purchase price was $40,000. Coronus agreed to pay $8,000, with Joshua Tree Holdings agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems in respect of the 12kV distribution circuit that feeds this parcel. To date, we have obtained interconnection study results for three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these three systems (see the 29-Palms North PPAs above).

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

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, from Sal, Alfred and Frances Gonzalez. The purchase price was $200,000. Coronus agreed to pay $30,000, with Sal, Alfred and Frances Gonzalez agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On June 30, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for five systems, and have applied to enter into five separate PPAs with SCE, under the CREST tariff, in respect of these five systems.

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

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, from Peter and Ann Wellington. The purchase price was $170,000. Coronus agreed to pay $34,000, with Peter and Ann Wellington agreeing to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these two systems (see the Yucca Valley East PPAs above).

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California, from Lora Steinmann. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to March 15, 2013. Under the Phelan South Agreement, Ms. Steinmann agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before February 28, 2013. Effective September 6, 2012, Coronus is now required to make the following, non-refundable payments, separate from the purchase price, to Lora Steinmann:

September 30, 2012 - $1,726 (paid on September 30, 2012)
October 31, 2012 - $1,784 (paid on October 31, 2012)
November 30, 2012 - $1,726
December 31, 2012 - $1,784
January 31, 2013 - $1,784
February 28, 2013 - $1,611
March 15, 2013 - $863

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, from Albert Carness. The purchase price is $86,683, all cash. Close of escrow is December 31, 2012. Coronus deposited $1,000 into escrow and agrees to deposit an additional $85,683 within sufficient time to close escrow. The 29-Palms Morongo Agreement is subject to Coronus’ board of director approval on or before December 17, 2012.

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

On August 10, 2012, we conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Singleton Note”) to Trevor Singleton, for proceeds of CAD$40,000. The Singleton Note was secured by a first priority security interest in all of our assets, including those of our wholly-owned subsidiary, Coronus. The Singleton Note was due on demand and bore interest at an annual rate of 12%, payable in cash at redemption. On September 10, 2012, we repaid Mr. Singleton, in full, the CAD$40,000 in principal and CAD$407.67 in interest owning against the Singleton Note.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel.

On entering into the Industry Solar PV Asset Sale Agreement, Coronus deposited $40,000 with Solar Krafte, refundable to Coronus if SCE refuses to approve 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Under the Industry Solar PV Asset Sale Agreement, Solar Krafte covenanted, represented and warranted to Coronus that (a) Industry was, and will be, a party in good standing to the Industry PPA, as at the date of the Industry Solar PV Asset Sale Agreement and the closing date, and (b) but for the obligations of Industry, pursuant to the Industry PPA, Industry had, and will have, no obligations as at the date of the Industry Solar PV Asset Sale Agreement and the closing date.

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

Our principal executive officer had verbally agreed to not seek repayment of the shareholder loans, salary, or out-of-pocket expenses until such time as we were generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we had raised sufficient capital to eliminate our working capital deficiency. The proceeds from the Sycamore Solar PV Asset Sale Agreement eliminated our working capital deficiency. Accordingly, on April 18, 2012, we repaid, in full, the shareholder loan, as at April 18, 2012, and interest outstanding, as at April 18, 2012. Additionally, we repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. As a result, on April 18, 2012, we repaid our principal executive officer CAD$237,780 and USD $7,021. Additionally, but for six months of accrued salary, we now paid our principal executive officer’s salary when due. On September 11, 2012, we paid our principal executive officer, in full, the six months of accrued salary (CAD$48,000). As of the date of this report, we are no longer indebted to our principal executive officer.

As of September 30, 2012, our total current assets were $816,781 and our total current liabilities were $93,223 resulting in a working capital surplus of $723,558.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.				X

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of November, 2012.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFF THACHUK
Jeff Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.				X

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3