Form 10-Q
period 2012-12-31
Coronus Solar Inc.
filed 2013-02-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,219,486 as of February 14, 2013.

PART I.

ITEM 1.                FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	December 31,	March 31,
	2012	2012

ASSETS
CURRENT
Cash and cash equivalents	$426,679	$327
Other receivables	8,337	900
Prepaid expenses and deposits (Note 19(c), (d), (e), (f) & (h))	1,285,840	42,149
Assets held for sale (Note 10)	-	40,161

TOTAL CURRENT ASSETS	1,720,856	83,537

CONSTRUCTION IN PROGRESS (Note 8)	658,440	6,584,400

PROPERTY, PLANT AND EQUIPMENT (Note 7)	1,348,809	334,789

INTANGIBLE ASSET (Note 9)	-	4,180

TOTAL ASSETS	$3,728,105	$7,006,906

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 18)	$28,819	$144,656
Loan from a shareholder (Note 11)	-	243,288
Convertible notes payable (Note 14)	-	15,198
Senior secured promissory note (Note 15)	1,429,707	-
Notes payable (Note 12)	69,184	37,100
Liabilities held for sale	-	33,475

TOTAL CURRENT LIABILITIES	1,527,710	473,717

NOTES PAYABLE (Note 12)	541,914	202,084

TOTAL LIABILITIES	2,069,624	675,801

STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 15)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
17,219,486 common shares (March 31, 2012: 27,096,086)	1,548,492	7,474,452

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(27,624)	(26,232)

DEFICIT, accumulated during the development stage	(460,921)	(1,715,649)

TOTAL STOCKHOLDERS’ EQUITY	1,658,481	6,331,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,728,105	$7,006,906

CONTINGENT LIABILITIES (Note 16)
GOING CONCERN (Note 2)

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Nine months ended		Inception
	December 31,		December 31,		(December 3, 2001) to
	2012	2011	2012	2011	December 31, 2012

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization - tangible and intangible assets	607	1,805	4,211	5,416	57,358
Financing costs on promissory note	3,228	-	3,228	-	3,228
Consulting fees	28,700	-	28,700	-	49,628
Interest on shareholder loan	5	2,227	435	6,778	28,308
Interest and bank charges	2,893	4,626	11,947	10,296	44,801
Office and miscellaneous	15,487	7,931	41,552	39,370	148,242
Professional fees	14,161	13,898	63,629	54,763	413,028
Repairs and maintenance	-	-	-	-	869
Salaries and wages (Note 18)	24,218	23,588	74,400	62,604	543,614
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	58	207	251	628	12,628
Advertising and promotion	(402)	-	-	143	9,124
Travel	1,224	971	1,224	993	4,380
Feasibility study	27,250	33,065	143,407	74,798	260,277
Foreign exchange loss	(216)	110	8,241	2,858	13,975
Write-down of land deposits	-	-	-	3,210	11,610
Write down in website development costs	-	-	-	-	17,390
Write-off trademark cost	-	-	-	-	279
Write-off on discount of convertible notes	919	-	81,156	-	81,156

	118,132	88,428	462,381	261,857	2,192,204

OTHER ITEMS
Interest income	0	-	85	-	116
Debt forgiven	-	-	-	-	13,192
Gain on sale of assets	-	-	1,717,024	-	1,717,024
Others	-	-	-	-	(800)

	0	-	1,717,109	-	1,729,532

NET INCOME (LOSS) FOR THE PERIOD	(118,132)	(88,428)	1,254,728	(261,857)	(460,921)

Other comprehensive income (loss) for the period

Exchange difference on translation	101	(6,779)	(1,392)	7,544	(27,624)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$(118,031)	$(95,207)	$1,253,336	$(254,313)	$(488,545)

Profit (loss) per share - Basic (Note 6)	$(0.01)	$(0.00)	$0.06	$(0.01)

Weighted average number of common shares outstanding - basic	17,219,486	27,091,836	22,103,914	27,033,715

Profit (loss) per share - Diluted (Note 6)	$(0.01)	$(0.00)	$0.05	$(0.01)

Weighted average number of common shares outstanding - diluted	17,219,486	27,091,836	22,929,230	27,033,715

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to December 31, 2012
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to December 31, 2012
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp. on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	$692,751	$329,122	$(23,237)	$(1,174,823)	$(176,187)

Stock issued for cash at $0.402 per share on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	$7,474,452	$598,534	$(26,232)	$(1,715,649)	$6,331,105

Stock cancelled for amendment of agreement on August 15, 2012	(9,876,600)	(5,925,960)	-	-	-	(5,925,960)
Comprehensive income :						-
Currency translation adjustment	-	-	-	(1,392)	-	(1,392)
Income for the period	-	-	-	-	1,254,728	1,254,728
Balance, December 31, 2012 (Unaudited)	17,219,486	$1,548,492	$598,534	$(27,624)	$(460,921)	$1,658,481

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Nine months ended		inception
	December 31,		(December 3, 2001) to
	2012	2011	December 31, 2012

OPERATING ACTIVITIES
Net income (loss) from operations	$1,254,728	$(261,857)	$(460,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization - tangible and intangible assets	4,211	5,416	57,358
Amortization - financing costs on promissory note	3,253	-	3,253
Foreign exchange gain/loss	-	2,858	(20,930)
Forgiveness of debt	-	39,017	249,069
Imputed interests	-	-	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	87,143	-	102,341
Gain on sale of assets	(1,717,024)	-	(1,717,024)
Write down of land deposits	-	3,210	-
Write down of website development costs	-	-	17,390
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(7,407)	(5,403)	(7,052)
Prepaid expenses and deposits	(1,243,687)	432	(1,309,707)
Accounts payables and accrued liabilities	(113,416)	66,856	64,263

NET CASH USED IN OPERATING ACTIVITIES	(1,732,198)	(149,471)	(2,475,197)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(643,259)	(38,301)	(775,849)
Land Deposit	-	(6,195)	(46,408)
Net proceeds on sales of assets	1,723,710	-	1,723,710
Intangible asset	-	-	(369)

NET CASH USED IN INVESTING ACTIVITIES	1,080,451	(44,496)	899,213

FINANCING ACTIVITIES
Issuance of common shares	-	228,582	591,861
Financing costs on promissory note	(75,000)	-	(75,000)
Senior secured promissory note	1,500,000	-	1,500,000
Loan from a shareholder	(243,373)	(19,894)	(47,756)
Payment of deferred financing fee	-	(10,269)	-
Note payable	-	-	37,100
Convertible note payable	(102,346)	-	(1,648)

NET CASH FROM FINANCING ACTIVITIES	1,079,281	198,419	2,004,557

EFFECT OF EXCHANGE RATE ON CASH	(1,182)	(9,983)	(1,894)

NET INCREASE (DECREASE) IN CASH	426,352	(5,531)	426,679

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	327	6,233	-

CASH AND CASH EQUIVALENTS - End of Period	$426,679	$702	$426,679

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$45,724	$11,466	$63,360
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400
Cancellation of common shares for amendment of the agreement	$5,925,960	$-	$5,925,960

(See accompanying notes to the financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
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
Nine Months Ended December 31, 2012
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

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2012	2012

Working capital (deficiency)	$193,966	$(390,180)
Deficit	$460,099	$1,715,649

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 3 – Summary of Significant Accounting Policies - Continued

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2012, and the results of operations and cash flows for the nine months ended December 31, 2012, and for the period from December 3, 2001 (Date of Commencement) to December 31, 2012.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 6 – Earnings (Loss) per Share

The calculation of basic and diluted loss per share for the three months ended December 31, 2012 was based on the net loss attributable to common shareholders of $117,310, (2011: $88,428) and $117,310, (2011: $88,428) and a weighted average number of common shares outstanding of 17,219,486 (2011: 27,091,836) and 17,219,486 (2011: 27,091,836) respectively. 533,666 warrants and 740,000 options were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

The calculation of basic and diluted earnings per share for the nine months ended December 31, 2012 was based on the net income attributable to common shareholders of $1,255,550 and $1,255,550 and a weighted average number of common shares outstanding of 22,103,914 and 22,929,230, respectively .

The calculation of basic and diluted loss per share for the nine months ended December 31, 2011 was loss attributable to common shareholders of $261,857 and $261,857 and a weighted average number of common shares outstanding of 27,033,715 and 27,033,715 respectively. 533,666 warrants and 740,000 options were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

Weighted average number of common shares calculations for basic and diluted earnings (loss) per share for the three-month and nine-month periods ended December 31, 2012 are as summarized as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2012	2011	2012	2011

Issued common share at beginning of period	17,219,486	27,079,086	27,096,086	26,729,086
Issued during the period	-	12,750	-	304,629
Cancelled during the period	-	-	(4,992,172)	-
Weighted average number of common
shares at December 31 for basic loss
per share calculation	17,219,486	27,091,836	22,103,914	27,033,715

Effect of share options on issue	-	-	691,900	-
Effect of share warrants on issue	-	-	133,416	-
Diluted Weighted average number of
common shares at December 31 for
diluted earnings (loss) per share calculation	17,219,486	27,091,836	22,929,230	27,033,715

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 6 – Earnings (Loss) per Share - Continued

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the period during which the options were outstanding.

Note 7 - Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and March 31, 2012 were summarized as follows:

		Accumulated	Net book
December 31, 2012	Cost	depreciation	value

Office equipment	$1,379	$1,248	$131
Computer equipment	1,055	1,026	29
Land	1,348,649	-	1,348,649
	$1,351,083	$2,274	$1,348,809

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Office equipment	$1,373	$1,220	$153
Computer equipment	1,051	1,014	37
Land	334,599	-	$334,599
	$337,023	$2,234	$334,789

Acquisition of Vacant Land

(i) 29-Palms East

On August 28, 2010, the Company’s wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Vacant Land Purchase Agreement (“the “29-Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of 29-Palms, in the County of San Bernardino, California. The purchase price was $32,000. The transaction closed on January 24, 2011.

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
Nine Months Ended December 31, 2012
(Unaudited)

Note 7 - Property, Plant and Equipment - Continued

Acquisition of Vacant Land - Continued

(iii) 29-Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on May 16, 2011.

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

(vii) 29-Palms North Re-Site

On December 6, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”). Under the 29-Palms North Re-Site Agreement, Coronus agreed to acquire a 160 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $400,000. The transaction closed on December 28, 2012.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 8 - Construction in Progress

On August 15, 2012, the Company amended the purchase agreement for utility-scale, ground-mount, solar photovoltaic (PV) power systems (the “Solar Power Systems Agreement”), the Company entered into with Coronus and Belectric Inc. (“Belectric”), on March 31, 2011. Under the amended agreement (the “Amended Solar Power Systems Agreement”), the parties agreed to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis. As additional purchase and sale consideration, Belectric kept 1,097,400 of the original payment shares. Accordingly, 9,876,600 of the original payment shares were cancelled, resulting to a reduction of construction in progress of $5,925,960 [see Note 19(a)].

As of December 31, 2012, the Company recorded Construction in Progress of $658,440.

Note 9 - Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at December 31, 2012 and March 31, 2012 were summarized as follows:

		Accumulated		Net book
December 31, 2012	Cost	amortization	Write-off	value

Business plan	$21,500	$21,500	$-	$-

		Accumulated		Net book
March 31, 2012	Cost	amortization	Write-off	value

Business plan	$$21,500	$17,320	$-	$4,180

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 10 - Sycamore Solar Photovoltaic Asset Sale Agreement

On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. On March 19, 2012, Coronus Hesperia West 1 LLC entered into a Power Purchase Agreement (“PPA”) with Southern California Edison (“SCE”). The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system (the “Coronus Hesperia West 1 Project”) on the 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to the Hesperia West Agreement [see Note 19(c)(i)]. Additionally, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

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

The Company recorded a gain on the sale of the Coronus Hesperia West 1 and 2 Projects of $1,717,024 as of December 31, 2012.

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
Nine Months Ended December 31, 2012
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

On September 12, 2012, the Company repaid, in full, the management fees of CAD$48,000 accrued to the director and shareholder for the prior year's services provided.

At December 31, 2012, the Company has accrued interest payable of $nil (March 31, 2012: $17,991).

Note 12 - Notes Payable

Notes payable at December 31, 2012 is summarized as follows:

	December 31,	March 31,
Vacant Land	2012	2012

29-Palms North	$-	$32,084
Joshua Tree East	170,000	170,000
Adelanto West	235,534	-
Yucca Valley East	136,380	-
	$541,914	$202,084
Current
Newberry Springs	$37,100	$37,100
29-Palms North	32,084	-
	$69,184	$37,100

Total	$611,098	$239,184

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2012, the Company has accrued interest payable of $100 (March 31, 2012: $100).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 12 - Notes Payable - Continued

On May 16, 2011, Coronus completed the 29-Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2012, the Company has accrued interest payable of $84 (March 31, 2012: $84).

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only.

On April 19, 2012, Coronus completed the Adelanto West Vacant Land Purchase Agreement to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2012, the Company has accrued interest payable of $534 (March 31, 2012: $nil).

On August 17, 2012, Coronus completed the Yucca Valley East Vacant Land Purchase Agreement to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At December 31, 2012, the Company has accrued interest payable of $380 (March 31, 2012: $nil).

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 14 – Convertible Promissory Notes - Continued

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

Note 15 - Senior Secured Promissory Note

On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC, and Coronus Adelanto West 2 LLC (collectively the “Project Companies”), conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to one investor, Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”). Pursuant to collateral assignment and pledge agreements, and a security agreement, the Note is secured by a first and superior security interest in Coronus’ assets, inclusive of all of Coronus’ right, title and interest in, to and under the sole member of the Project Companies, and all of Coronus’ right, title and interest in, to, and under, if any, any contracts, permits, applications or other documents or agreements entered into or submitted by the Project Companies.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 15 - Senior Secured Promissory Note - Continued

Pursuant to a schedule of draw dates and amounts, Coronus was to request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). The schedule of draw dates and amounts was as follows: $1,500,000 within two business days of signing of the Note and related loan documents; $500,000 on January 6, 2013; $1,000,000 on January 31, 2013; and $1,000,000 on February 28, 2013. On December 26, 2012, Coronus received the first Advance of $1,500,000, and on January 4, 2013, Coronus received the second Advance of $500,000. Pursuant to a guaranty of payment and completion (the “Guaranty”), the Company guarantees the punctual payment and performance when due, whether at stated maturity or by acceleration or otherwise, of the indebtedness and other obligations of Coronus and the Project Companies. Additionally, pursuant to the Guaranty, the Company guarantees that all obligations of Coronus and the Project Companies to continue development of the Project Companies’ projects shall be completed promptly when required, and that the proceeds of each Advance shall be used to pay certain obligations in furtherance of the Project Companies’ projects.

The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 1, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. On or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, the Company will transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, shall either be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase does not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

In connection with the Loan, Coronus and the Project Companies shall pay up to $20,000 in costs and expenses incurred by Clean Focus in the preparation of the Note and the related loan documents. Additionally, with each Advance, and from the proceeds of each Advance, Coronus was to pay Clean Focus a fee equal to 2% of the principal amount of the Advance. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Clean Focus the 2% fee, or $30,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Clean Focus the 2% fee, or $10,000. Further, in connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus shall pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Earthlight the 3% fee, or $45,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Earthlight the 3% fee, or $15,000.

On January 31, 2013, parties amended the mechanics of the draw dates and amounts under the Loan. Under the amended mechanics, Coronus is to provide Clean Focus with invoices, supportive of the schedule, and Clean Focus is to make the required payments direct to the payee, when due. The parties amended the mechanics of the draw dates and amounts to facilitate Clean Focus’ reporting with the U.S. Citizenship and Immigration Services, as the source of the Loan is EB-5 immigrant investor funds. All other aspects of the Loan mechanics remain unchanged. Accordingly, consistent with the original agreement with Earthlight, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the third Advance.

The financing cost on the issuance of the senior secured promissory note, $75,000 ($45,000 paid to Earthlight and $30,000 paid to Clean Focus), was capitalized and amortized over the life of the senior secured promissory note. During the period ended December 31, 2012, $2,406 was amortized to the statement of income and at December 31, 2012, an accumulated amount of $2,406 was amortized.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity - Continued

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

On May 10, 2011, the Company completed a non-brokered private placement of 350,000 units at a price of CAD $0.60 per unit for proceeds of CAD $210,000. Each unit was comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$90,000 ($93,652). See Note 16(c).

On October 24, 2011, the Company completed a non-brokered private placement of 17,000 units at a price of CAD$0.60 per unit for gross proceeds of CAD$10,200. Each unit is comprised of one common share in the capital of the Company and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further common share at an exercise price of CAD $0.75 for a period of five years. The value assigned to the underlying warrants was CAD$4,470 ($4,452). See Note 16(c).

On August 15, 2012, the Company amended the purchase agreement for utility-scale, ground-mount, solar photovoltaic (PV) power systems (the “Solar Power Systems Agreement”), the Company entered into with Coronus and Belectric Inc. (“Belectric”), on March 31, 2011 [see Note 19(a)]. Under the amended agreement (the “Amended Solar Power Systems Agreement”), 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012, at the deemed price of $1.05 per share. The fair value per share at the date of cancellation was $0.60.

As at December 31, 2012, 10,226,900 (March 31, 2012: 20,103,500) shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended December 31, 2012 and year ended March 31, 2012, there were no options granted or exercised.

Changes in stock options for the period ended December 31, 2012 and year ended March 31, 2012 are summarized as follows:

	Options Outstanding
		Weighted average
	Number of	exercise
	shares	price

Balance, March 31, 2012 and 2011	745,000	$0.065
Expired	(5,000)	0.105
Balance, December 31, 2012	740,000	$0.065

The Company has the following options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Prices	2012	Life (Years)	Price	2012	Price

$0.065	740,000	2.90	$0.065	740,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity - Continued

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

During the period ended December 31, 2012, the Company did not issue any warrants. At December 31, 2012, 533,666 warrants remained outstanding.

The Company has the following warrants outstanding at December 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2012	period	period	period	12/31/2012	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.75	3.36
17,000	-	-	-	17,000	$0.75	0.75	3.82
166,666	-	-	-	166,666	$0.75	0.75	4.09
533,666	-	-	-	533,666	$0.75	$0.75	3.60

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 16 - Stockholders’ Equity - Continued

(c) Warrants - Continued

The Company has the following warrants outstanding at March 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2011	period	period	period	3/31/2012	(CAD)	equivalent)	Life in Years

-	350,000	-	-	350,000	$0.75	$0.74	4.11
-	17,000	-	-	17,000	$0.75	$ 0.74	4.57
-	166,666	-	-	166,666	$0.75	$0.74	4.88
-	533,666	-	-	533,666	$0.75	$0.74	4.37

The warrants are not a derivative instrument.

Note 17 - Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 18 - Related Party Transactions

During the three months and nine months ended December 31, 2012, the Company paid $nil (2011: $nil) and $300 (2011: $413) in director fees to the directors of the Company, respectively.

During the three months and nine months ended December 31, 2012, $nil (2011 management fees: $24,030) and $nil (2011 management fees: $62,528) of management fees were accrued, respectively. Effective April 1, 2012, the executive officer is remunerated by payroll.

As at December 31, 2012, included in accounts payable, $305 (March 31, 2012: $49,233) was owed to a director of the Company.

As at December 31, 2012, included in notes payable, $nil (March 31, 2012: $17,991) was accrued as interest payable for loan from a director of the Company.

See also Note 11 and Note 19(h).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments

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

As at December 31, 2012, $nil (March 31, 2012: $20,000) had been expensed related to the advisory service agreement.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(b) Advisory Service Agreement - Continued

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

September 30, 2012 - $1,726 (paid on September 30, 2012)
October 31, 2012 - $1,784 (paid on October 31, 2012)
November 30, 2012 - $1,726 (paid on November 30, 2012)
December 31, 2012 - $1,784 (paid on December 31, 2012)
January 31, 2013 - $1,784 (paid on January 31, 2013)
February 28, 2013 - $1,611
March 15, 2013 - $863

(ii) 29-Palms Morongo Agreement

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”). Under the 29-Palms Morongo Agreement, Coronus agrees to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $86,683, all cash. Close of escrow is January 31, 2013. Coronus deposited $1,000 into escrow and agrees to deposit an additional $85,683 within sufficient time to close escrow. Effective January 31, 2013, under the 29-Palms Morongo Agreement, Coronus has been replaced as Purchaser with the Company’s wholly-owned subsidiary Coronus 29-Palms Morongo LLC. Additionally, the close of escrow has been extended to March 31, 2013, and the 29-Palms Morongo Agreement is now subject to Coronus 29-Palms Morongo LLC’s board of director approval on or before March 24, 2013

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

(iii) Apple Valley East Re-Site Agreement

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement”). Under the Apple Valley East Re-Site Agreement, Coronus agreed to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Close of escrow was January 7, 2013. Coronus deposited $100,000 into escrow. The sellers agreed to carry back the balance amount of $200,000 for three months at 0% ($nil) interest. The transaction closed on January 7, 2013.

(d) Utility Interconnection Studies

(i) SIS Study Agreements for Projects Coronus Joshua Tree East 1, 2 and 3

On February 23, 2012, Coronus entered into three System Impact Study Agreements (the “SIS Study Agreement for Coronus Joshua Tree East 1”, the "SIS Study Agreement for Coronus Joshua Tree East 2", and the “SIS Study Agreement for Coronus Joshua Tree East 3”) with SCE. The SIS Study Agreements relate to Coronus’ application for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, Coronus acquired on June 30, 2011 (see Note 7).

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

The SIS Agreements set forth the terms and conditions for SCE to perform system impact studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of each SIS study was $10,000. The results of the SIS studies were anticipated to be completed by November 19, 2012. On entering into the SIS Study Agreements, Coronus paid SCE the two $10,000 deposits, for a total payment of $20,000. On December 14, 2012, Coronus received the SIS Study Agreements for Coronus Adelanto West 1and 2.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

(v) SIS Study Agreement for Project Coronus Yucca Valley East 3

On June 25, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Study Agreement for Coronus Yucca Valley East 3”) with SCE. The SIS Study Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV power system on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus acquired on August 17, 2012 (see Note 7).

The SIS Agreement sets forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the SIS study was $10,000. The results of the SIS study were anticipated to be completed on December 14, 2012. On entering into the SIS Study Agreement, Coronus paid SCE the $10,000 deposit. On December 14, 2012, Coronus received the SIS Study Agreement for Coronus Yucca Valley East 3.

(v) SIS Study Agreement for Project Coronus 29-Palms North 4

On October 11, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Agreement for 29-Palms North 4”) with SCE. The SIS Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV system on SCE’s Sheephole 33kV distribution circuit, situated north of Twentynine Palms, in the County of San Bernardino, California.

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

(vi) FAS Study Agreements for Projects Coronus Apple Valley East 1 and 2

On December 18, 2012, Coronus entered into two Facilities Study Agreements (the “FAS Agreements for Apple Valley East 1 and 2”) with SCE. The FAS Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV systems on SCE’s Tussing 12 kV distribution circuit, situated east of Apple Valley, in the County of San Bernardino, California.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)
Note 19 – Commitments - Continued

(c) Acquisition of Vacant Land - Continued

The FAS Agreements set forth the terms and conditions for SCE to perform a facilities study to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a refined determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the two PV systems. The estimated cost of each study is $15,000. On entering into the FAS Agreements, Coronus paid SCE $30,000 in deposits.

(d) Interconnection Financial Security Postings

(i) Initial Posting of Interconnection Financial Security for Project Coronus 29-Palms North 1

On December 3, 2012, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, Coronus posted with SCE the initial interconnection financial security, in the amount of $29,500. This amount was determined by the results of the Combined System Impact and Facility Study Agreement Coronus entered into with SCE on June 16, 2011.

(ii) Initial Posting of Interconnection Financial Security for Projects Coronus 29-Palms North 2 and 3

On December 26, 2012, pursuant to the Southern California Edison (“SCE”) interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $373,300 and $208,900, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the Combined System Impact and Facility Study Coronus entered into with SCE on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the System Impact Study Coronus entered into with SCE on February 29, 2012.

(iii) Initial Posting of Interconnection Financial Security for Projects Coronus Apple Valley East 1 and 2

On December 27, 2012, pursuant to the SCE interconnection requests for solar PV projects Apple Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $270,900 and $32,900, respectively. The posting amounts for the Apple Valley East 1 and 2 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on May 3, 2012.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(e) Power Purchase Agreements - Continued

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, Coronus was required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to Coronus within thirty days of each facility’s initial operation. The power purchase agreement development securities for Yucca Valley East 1 and 2 of $37,604 and $37,604 were paid on September 27, 2012, respectively.

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

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, Coronus was required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to Coronus within thirty days of each facility’s initial operation. The power purchase agreement development securities for 29-Palms North 1, 2 and 3 of $38,250, $38,250 and $38,250 were paid on September 27, 2012, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(e) Power Purchase Agreements - Continued

(iii) Power Purchase Agreements for Projects Coronus Joshua Tree East 1, 2, 3, 4 and 5

On December 7, 2012 (the “Joshua Tree East PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, and Coronus Joshua Tree East 5 LLC, entered into five identical Power Purchase Agreements (the “Joshua Tree East PPAs”) with SCE. The Joshua Tree East PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for five 1.5 MW solar PV power systems (the “Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects”) on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California (the “Joshua Tree East Property”), Coronus acquired on June 30, 2011.

The Joshua Tree East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects’ generation, net of station use. The term of the Joshua Tree East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Joshua Tree East PPAs. Initial operation of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects must be no later than eighteen months from the Joshua Tree East PPAs Effective Date. The Joshua Tree East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Joshua Tree East PPAs Effective Date, Coronus was required to post and maintain development fees (the “Joshua Tree East PPAs Development Securities”) equal to $36,736 per Joshua Tree East PPA. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Joshua Tree East PPAs Development Securities to Coronus within thirty days of each facility’s initial operation. On January 4, 2013, Coronus paid the Joshua Tree East PPAs Development Securities.

(iv) Power Purchase Agreements for Projects Coronus Apple Valley East 1 and 2

On December 7, 2012 (the “Apple Valley East PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Apple Valley East 1 LLC and Coronus Apple Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Apple Valley East PPAs”) with SCE. The Apple Valley East PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Apple Valley East 1 and Apple Valley East 2 Projects”) on SCE’s Tussing 12 kV distribution circuit, situated east of Apple Valley, in the County of San Bernardino, California.

The Apple Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Apple Valley East 1 and Apple Valley East 2 Projects’ generation, net of station use. The term of the Apple Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Apple Valley East PPAs. Initial operation of the Apple Valley East 1 and Apple Valley East 2 Projects must be no later than eighteen months from the Apple Valley East PPAs

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(e) Power Purchase Agreements - Continued

Effective Date. The Apple Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Apple Valley East PPAs Effective Date, Coronus was required to post and maintain development fees (the “Apple Valley East PPAs Development Securities”) equal to $38,850 per Apple Valley East PPA. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Apple Valley East PPAs Development Securities to Coronus within thirty days of each facility’s initial operation. On January 4, 2013, Coronus paid the Apple Valley East PPAs Development Securities.

(f) Industry Solar PV Asset Sale Agreement

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. As of February 14, 2013, neither party has exercised its right to terminate the Industry Solar PV Asset Sale Agreement.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(f) Industry Solar PV Asset Sale Agreement - Continued

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

(g) Biological Habitat & Cultural Assessments

On November 24, 2012, Coronus entered into a Biological Habitat Assessment Agreement (the “Bio Assessment Agreement”) with Phoenix Biological Consulting, LLC (“Phoenix”), where Phoenix was to conduct field work and prepare biological habitat assessment technical reports (the “Scope of Services”) for Coronus projects Adelanto West, Apple Valley East, Phelan South, Yucca Valley East, Joshua Tree East, 29-Palms North, and 29-Palms Morongo, for submittal to the city and/or county planning department to satisfy the initial biological studies component of the California Environmental Quality Act. The estimated cost for performing the Scope of Services was $32,500. Coronus paid $16,250 on entering into the Bio Assessment Agreement. The balance was due within thirty business days after receipt of the technical reports. Coronus received the technical reports on January 17, 2013.

On November 24, 2012, Coronus entered into a Cultural Resources Assessment Agreement (the “Cultural Assessment Agreement”) with Phoenix, where Phoenix was to perform cultural records searches, conduct field work, and prepare cultural resources assessment technical reports (the “Scope of Services”) for Coronus projects Adelanto West, Apple Valley East, Phelan South, Yucca Valley East, Joshua Tree East, 29-Palms North, and 29-Palms Morongo, for submittal to the city and/or county planning department to satisfy the initial cultural studies component of the California Environmental Quality Act. The estimated cost for performing the Scope of Services was $24,900. Coronus paid $12,450 on entering into the Cultural Assessment Agreement. The balance was due within thirty business days after receipt of the technical reports. Coronus received the technical reports on January 17, 2013.

(h) Aegis Solar PV Asset Sale Agreement

On December 27, 2012, the Company entered into a sale agreement for utility-scale, ground-mount, solar PV power systems (the “Aegis Solar Power System Sales Agreement”) with Sycamore Physicians Partners LLC and Aegis Energy Partners LLC (collectively, the “Buyer”). Under the Aegis Solar Power System Sales Agreement, the Company agreed to sell to the Buyer 2.7 MW_ac of turnkey, utility-scale, ground-mount, solar PV power systems (the “Solar PV Systems”), engineered, procured and constructed by Belectric, Inc. (“Belectric”), at a contract price of $2.15 per W_dc, inclusive of taxes. Assuming a dc/ac ratio of 1.25, the contract price would be $7,256,250. The Aegis Solar Power System Sales Agreement was subject to Belectric approval. On Belectric approval, the Buyer was to pay the Company $50,000.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 19 – Commitments - Continued

(h) Aegis Solar PV Asset Sale Agreement - Continued

Under the Aegis Solar Power System Sales Agreement, the Buyer was to provide the site for the Solar PV Systems, pay for the utility interconnection and land use permit procurement costs, and obtain the land use permit. Additionally, the Buyer was to provide Belectric with satisfactory proof of secured financing, prior to the commencement of construction of the Solar PV Systems. Under the Aegis Solar Power System Sales Agreement, Belectric was to provide all services necessary for delivery to the Buyer of turnkey, operation ready, Solar PV Systems. Belectric was to design the Solar PV Systems to optimize revenue, with emphasis placed on the utility’s time of delivery periods and factors. Additionally, Belectric was to be responsible for managing the operation of the Solar PV Systems, for a period of five years, and would receive, for the operating and maintenance services to be provided, remuneration in the amount of $22.50 per kW_dc per year, inclusive of a standard escalation of 2% per year, after year one.

On February 10, 2013, the Company terminated the Aegis Solar Power System Sales Agreement with the Buyer. The Company failed to obtain the Belectric approval, as required.

(i)  Earthlight Consultancy

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. ("Earthlight") as a consultant, with Earthlight providing Coronus with advisory and consulting services (the "Services") in respect of Cornus' solar photovoltaic business. Under the engagement, Coronus is to pay Earthlight $8,000 per month (the "Fee") for the Services, with the Fee due and payable at the end of each month. Mark Burgert, a control person of the Company, is the president and a control person (sole owner) of Earthlight.

Note 20 - Subsequent Events

See Note 15, Note 19(c)(i), Note 19(c)(ii), Note 19(c)(iii), Note 19(f)(iii), Note 19(f)(iv), Note 19(g), and Note 19(i).

(a) Power Purchase Agreements

(i) Power Purchase Agreements for Projects Coronus Adelanto West 1 and 2

On January 15, 2013 (the “Adelanto West PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC, entered into two identical Power Purchase Agreements (the “Adelanto West PPAs”) with SCE. The Adelanto West PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Adelanto West 1 and Adelanto West 2 Projects”) on the 40 acre parcel of vacant land, situated in the City of Adelanto, California, Coronus acquired on April 19, 2012 (see Note 7).

The Adelanto West PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Adelanto West 1 and Adelanto West 2 Projects’ generation, net of station use. The term of the Adelanto West PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Adelanto West PPAs. Initial operation of the Adelanto West 1 and Adelanto West 2 Projects must be no later than eighteen months from the Adelanto West PPAs Effective Date. The Adelanto West PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Adelanto West PPAs Effective Date, Coronus is required to post and maintain development fees (the “Adelanto West PPAs Development Securities”) equal to $37,604 per Adelanto West PPA. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Adelanto West PPAs Development Securities to Coronus within thirty days of each facility’s initial operation.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Nine Months Ended December 31, 2012
(Unaudited)

Note 20 - Subsequent Events - Continued

(a) Power Purchase Agreements - Continued

(i) Power Purchase Agreement for Project Coronus Yucca Valley East 3

On January 15, 2013 (the “Yucca Valley East 3 PPA Effective Date”), Coronus’ wholly-owned subsidiary, Coronus Yucca Valley East 3 LLC entered into a Power Purchase Agreement (the “Yucca Valley East 3 PPA”) with SCE. The Yucca Valley East 3 PPA relates to Coronus’ application for interconnection service and the CREST tariff for a third 1.5 MW solar PV power system (the “Yucca Valley East 3 Project”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus acquired on August 17, 2012 (see Note 7).

The Yucca Valley East 3 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Yucca Valley East 3 Project’s generation, net of station use. The term of the Yucca Valley East 3 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East 3 PPA. Initial operation of the Yucca Valley East 3 Project must be no later than eighteen months from the Yucca Valley East 3 PPA Effective Date. The Yucca Valley East 3 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East 3 PPA Effective Date, Coronus is required to post and maintain a development fee (the “Yucca Valley East 3 PPA Development Security”) equal to $37,604. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facility, SCE shall return the Yucca Valley East 3 PPA Development Security to Coronus within thirty days of the facility’s initial operation.

(b) Interconnection Financial Security Postings

(i) Initial Posting of Interconnection Financial Security for Projects Coronus Joshua Tree East 1, 2, 3, 4 and 5

On January 9, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Joshua Tree East 1, 2, 3, 4 and 5, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $41,200, $82,400, $41,200, $58,800 and $141,200, respectively. The posting amounts for the Joshua Tree East 1, 2 and 3 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on February 23, 2012. The posting amounts for the Joshua Tree East 4 and 5 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on June 25, 2012.

(ii) Second Posting of Interconnection Financial Security for Project Coronus 29-Palms North 1

On February 1, 2013, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, Coronus posted with SCE the second interconnection financial security, in the amount of $14,750. This amount was determined by the results of the Combined System Impact and Facility Study Agreement Coronus entered into with SCE on June 16, 2011.

(c) Utility Interconnection Studies

(i) FAS Study Agreement for Project Coronus Joshua Tree East 1

On January 25, 2013, Coronus entered into a Facilities Study Agreement (the “FAS Agreement for Joshua Tree East 1”) with SCE. The FAS Agreement relates to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV system on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California, Coronus acquired on June 30, 2011 (see Note 7).

The FAS Agreement sets forth the terms and conditions for SCE to perform a facilities study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE shall make a refined determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the PV system. The estimated cost of the study is $15,000. On entering into the FAS Agreement, Coronus paid SCE the $15,000 deposit.

(d) Acquisition of Vacant Land

(i) 29-Palms Morongo Agreement

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”). Under the 29-Palms Morongo Agreement, Coronus agrees to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price is $86,683, all cash. Close of escrow was January 31, 2013. Coronus deposited $1,000 into escrow and agrees to deposit an additional $85,683 within sufficient time to close escrow. Effective January 31, 2013, under the 29-Palms Morongo Agreement, Coronus has been replaced as Purchaser with the Company’s wholly-owned subsidiary Coronus 29-Palms Morongo LLC. Additionally, the close of escrow has been extended to March 31, 2013, and the 29-Palms Morongo Agreement is now subject to Coronus 29-Palms Morongo LLC’s board of director approval on or before March 24, 2013.

(ii) Apple Valley East Re-Site Agreement (McGee)

On February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement (McGee)”). Under the Apple Valley East Re-Site Agreement (McGee), Coronus agrees to acquire a 8.91 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California, from the McGee Living Trust. The purchase price is $100,000. Close of escrow is February 28, 2013. Coronus deposited $10,000 into escrow and agrees to deposit an additional $90,000 within sufficient time to close escrow. The Apple Valley East Re-Site Agreement (McGee) is contingent on the clear transfer of title.

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

Trends Affecting Our Business

In the past four years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, possibly rendering our model nonviable.

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

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. At this point in time, we are pursuing five interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the five systems, and have entered into five separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Joshua Tree East PPAs below).

On April 19, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Adelanto West Agreement”), which Coronus entered into on September 23, 2011. Under the Adelanto West Agreement, Coronus acquired a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. At this point in time, we are pursuing multiple interconnection agreements for 1.5 MW solar PV power systems sited on this parcel. Specifically, we have two systems currently under utility study. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Adelanto West PPAs below).

On August 17, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”), which Coronus entered into on October 9, 2011. Under the Yucca Valley East Agreement, Coronus acquired a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Yucca Valley East PPAs below).

On December 28, 2012, Coronus completed the Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”), which Coronus entered into on December 6, 2012. Under the 29-Palms North Re-Site Agreement, Coronus acquired a 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the 29-Palms North PPAs above).

On January 7, 2013, Coronus completed the Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement”), which Coronus entered into on December 8, 2012. Under the Apple Valley East Re-Site Agreement, Coronus acquired a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. Additionally, on February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement (McGee)”) to acquire the adjacent 8.91 acre parcel of vacant land. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on these two adjacent parcels. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Apple Valley East PPAs below).

On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC, and Coronus Adelanto West 2 LLC (collectively the “Project Companies”), conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to one investor, Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”) (see below).

Pursuant to a schedule of draw dates and amounts, Coronus was to, and is, requesting advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 1, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. On or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, we will transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, shall either be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price.

We are currently in negotiations with Clean Focus in determining the terms of the stock purchase agreement, and anticipate finalizing the agreement on or before March 31, 2013.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. As of the date of this report, neither party has exercised its right to terminate the Industry Solar PV Asset Sale Agreement, as we are presently in negotiations with SCE, asking them for their approvals.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended December 31, 2012 compared to December 31, 2011

Amortization, tangible and intangible assets, expense decreased by $1,198 or 66% from $1,805 for the three months ended December 31, 2011 to $607 for the three months ended December 31, 2012. The principal reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012 (see Note 9 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

We incurred $3,228 in financing costs on promissory note expense for the three months ended December 31, 2012, as compared to no financing costs on promissory note expense ($nil) for the three months ended December 31, 2011. The $3,228 was the accreted interest expense on the promissory note for the quarter incurred on the issuance of the senior secured promissory note over the life of the note.

We incurred $28,700 in consulting fees expense for the three months ended December 31, 2012, as compared to no consulting fees expense ($nil) for the three months ended December 31, 2011. This expense relates to the cultural resources assessments and biological habitat assessments we undertook for several properties during the current quarter.

Interest on shareholder loan expense decreased by $2,222 or 100% from $2,227 for the three months ended December 31, 2011 to $5 for the three months ended December 31, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest. The interest of $5 was due to the fluctuation of the USD/CAD exchange rate.

Interest and bank charges expense decreased by $1,733 or 37% from $4,626 for the three months ended December 31, 2011 to $2,893 for the three months ended December 31, 2012. The reason for the decrease was that we expensed certain interest payments in relation to various projects in the previous quarter. Subsequently, management determined that those interest payments should be capitalized as part of the cost of those projects.

Office and miscellaneous expense increased by $7,556 or 95% from $7,931 for the three months ended December 31, 2011 to $15,487 for the three months ended December 31, 2012. The principal reason for the increase was that in the current quarter, we incurred $2,857 in incorporation and registration fees for our numerous wholly-owned limited liability companies. We incurred no such expense in the previous quarter. Moreover, we paid property tax of $6,855 in the current quarter, compared with $1,725 in the previous quarter.

Feasibility study expense decreased by $5,815 or 18% from $33,065 for the three months ended December 31, 2011 to $27,250 for the three months ended December 31, 2012. The decrease was due to the variability of the expensed portion of the numerous deposits Coronus paid in the past three quarters to Southern California Edison for interconnection studies completed, in part, in the current quarter.

Foreign exchange loss expense decreased by $326 or 296% from an exchange loss of $110 for the three months ended December 31, 2011 to an exchange gain of $216 for the three months ended December 31, 2012. The decrease was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred $919 in write-off on discount of convertible notes expense for the three months ended December 31, 2012, as compared to no write-off on discount of convertible notes expense ($nil) for the three months ended December 31, 2011. The write-off on discount of convertible notes expense of $919 was due to the fluctuation of the USD/CAD exchange rate.

Nine Months Ended December 31, 2012 compared to December 31, 2011

Amortization, tangible and intangible assets, expense decreased by $1,205 or 22% from $5,416 for the nine months ended December 31, 2011 to $4,211 for the nine months ended December 31, 2012. The principal reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012 (see Note 9 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

We incurred $3,228 in financing costs on promissory note for the nine months ended December 31, 2012, as compared to no financing costs on promissory note for the nine months ended December 31, 2011. The $3,228 was accreted interest expenses for the current period on the issuance of the senior secured promissory note over the life of the note.

We incurred $28,700 in consulting fees expense for the nine months ended December 31, 2012, as compared to no consulting fees expense ($nil) for the nine months ended December 31, 2011. This expense relates to the cultural resources assessments and biological habitat assessments we undertook for several properties during the current period.

Interest on shareholder loan expense decreased by $6,343 or 94% from $6,778 for the nine months ended December 31, 2011 to $435 for the nine months ended December 31, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Interest and bank charges expense increased by $1,651 or 16% from $10,296 for the nine months ended December 31, 2011 to $11,947 for the nine months ended December 31, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. In the current period, an amount of $5,363 was amortized as a discount on the convertible notes, for the period from April 1 to April 19, 2012.

Professional fees increased by $8,866 or 16% from $54,763 for the nine months ended December 31, 2011 to $63,629 for the nine months ended December 31, 2012. The principal reason for the increase was that there was an increase in the current period in accounting and audit fees of $11,568, as a consequence of an increase in our activity.

Salaries and wages increased by $11,796 or 19% from $62,604 for the nine months ended December 31, 2011 to $74,400 for the nine months ended December 31, 2012. The increase was due to the salary increase of our principal executive officer. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month.

Feasibility study expense increased by $68,609 or 92% from $74,798 for the nine months ended December 31, 2011 to $143,407 for the nine months ended December 31, 2012. The increase was due to the expensed portion of the numerous deposits Coronus paid in the past three quarters to Southern California Edison for System Impact Studies completed, in part, in the current period.

Foreign exchange loss expense increased by $5,383 or 188% from $2,858 for the nine months ended December 31, 2011 to $8,241 for the nine months ended December 31, 2012. The increase was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred no write-down of land deposits expense ($nil) for the nine months ended December 31, 2012, as compared to $3,210 in write-down of land deposits expense for the nine months ended December 31, 2011. The write-down of land deposits expense in the previous period was attributable to a cancelled vacant land purchase agreement. When we cancelled the agreement, we forfeited the land deposits.

We incurred $81,156 in write-off on discount of convertible notes expense for the nine months ended December 31, 2012, as compared to no write-off on discount of convertible notes expense ($nil) for the nine months ended December 31, 2011. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $81,156, was written off.

We achieved $1,717,024 in gain on sale of assets for the nine months ended December 31, 2012, as compared to no gain on sale of assets ($nil) for the nine months ended December 31, 2011. Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $1,717,024 in respect of the sale of the Coronus Hesperia West 1 Project and the sale of the Coronus Hesperia West 2 Project (see Note 10 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Assets and Liabilities at December 31, 2012 compared to March 31, 2012

Cash and cash equivalents increased by $426,352 or 130,400% from $327 at March 31, 2012 to $426,679 at December 31, 2012. The reason for the increase was the cash gain we recorded in respect of the sale of the Coronus Hesperia West 1 Project and the Coronus Hesperia West 2 Project, pursuant to the Solar PV Asset Sale Agreement (see Note 10 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Other receivables increased by $7,437 or 826% from $900 at March 31, 2012 to $8,337 at December 31, 2012. The principal reason for the increase was an increase in HST recoverable in the current quarter.

Prepaid expenses and deposit increased by $1,243,691 or 2,950% from $42,149 at March 31, 2012 to $1,285,840 at December 31, 2012. Subsequent to March 31, 2012, Coronus entered into various Power Purchase Agreements (“PPAs”) with SCE, and under the PPAs, Coronus has posted with SCE development security fees, as of December 31, 2012, totaling $189,958 (see Note 19(f) of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q). Additionally, subsequent to March 31, 2012, Coronus posted interconnection financial security with SCE, as of December 31, 2012, totaling $915,500 (see Note 19(e) of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

We had no assets held for sale ($nil) at December 31, 2012, as compared to $40,161 in assets held for sale at March 31, 2012. The assets held for sale related to the prepaid and deposit assets of Coronus Hesperia West 1 LLC, and were carried at the lower of carrying value or fair value less costs to sell. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC at December 31, 2012 (see Note 10 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Construction in progress decreased by $5,925,960 or 90% from $6,584,400 at March 31, 2012 to $658,440 at December 31, 2012. The decrease was attributable to the stock cancellation as a consequence of the Amended Solar Power Systems Agreement (see Note 19(a) of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Property, plant and equipment increased by $1,014,020 or 303% from $334,789 at March 31, 2012 to $1,348,809 at December 31, 2012. The reason for the increase was the acquisition of vacant land in the period, specifically the acquisitions of Adelanto West, Yucca Valley East, and 29-Palms North Re-Site. The purchase price of Adelanto West, Yucca Valley East, and 29-Palms North Re-Site were $400,000, $170,000, and $400,000, respectively.

We had no intangible asset ($nil) at December 31, 2012, as compared to $4,180 in intangible asset at March 31, 2012. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable and accrued liabilities decreased by $115,837 or 80% from $144,656 at March 31, 2012 to $28,819 at December 31, 2012. The reason for the decrease was the cash gains we recorded in respect of the sale of the Coronus Hesperia West 1 Project and the sale of the Coronus Hesperia West 2 Project, pursuant to the Solar PV Asset Sale Agreement (see Note 10 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q). We used the proceeds from the two sales, in part, to pay accounts and settle liabilities.

We had no loan from a shareholder ($nil) at December 31, 2012, as compared to $243,288 in loan from a shareholder at March 31, 2012. The reason for the elimination of the loan was that on April 18, 2012, we used the proceeds from the sale of the Coronus Hesperia West 1 Project, pursuant to the Solar PV Asset Sale Agreement, to repay, in full, the shareholder loan.

We had no convertible notes payable ($nil) at December 31, 2012, as compared to $15,198 in convertible notes payable at March 31, 2012. At March 31, 2012, the convertible notes payable related to convertible promissory notes we issued for gross proceeds of CAD$100,000. These convertible promissory notes bore an annual interest rate of 12%. We allocated the convertible notes and the detached warrants on a relative fair value basis, and calculated the embedded conversion beneficiary future. The discount on issuance of the convertible promissory notes was being amortized over the life of the notes. On April 20, 2012, we repaid the notes, in full, inclusive of interest.

We had $1,429,707 in senior secured promissory note at December 31, 2012, as compared to no senior secured promissory note ($nil)  at March 31, 2012. On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC, and Coronus Adelanto West 2 LLC   conducted a non-brokered private placement, issuing a senior secured, promissory note to one investor, Clean Focus, for proceeds of up to $4,000,000 (the “Loan”). Pursuant to a schedule of draw dates and amounts, Coronus may request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). On December 26, 2012, Coronus received the first Advance of $1,500,000 (see Note 15 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Current notes payable increased by $32,084 or 86% from $37,100 at March 31, 2012 to $69,184 at December 31, 2012. The increase in current notes payable is related to Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability. At December 31, 2012, the Company had accrued interest payable of $84 on the note.

We had no liabilities held for sale ($nil) at December 31, 2012, as compared to $33,475 in liabilities held for sale at March 31, 2012. The liabilities held for sale at March 31, 2012, related to the accounts payable and accrued liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC and assigned the Hesperia West Agreement to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC or held the Hesperia West Agreement at December 31, 2012 (see Note 10 of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

Long term notes payable increased by $339,830 or 168% from $202,084 at March 31, 2012 to $541,914 at December 31, 2012. The increase in notes payable is related to Coronus’ Adelanto West and Yucca Valley East vacant land purchases. On April 19, 2012, Coronus completed the Adelanto West purchase. Under the agreement to purchase, the seller agreed to carry back $235,000 of the purchase price for three years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, Coronus completed the Yucca Valley East purchase. Under the agreement to purchase, the seller agreed to carry back $136,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. The increase attributable to the Adelanto West and Yucca Valley East vacant land purchases was offset by Coronus’ Twentynine Palms North vacant land purchase. Under the agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note is now due within one year, and therefore no longer a long-term liability.

Share capital decreased by $5,925,960 or 79% from $7,474,452 at March 31, 2012 to $1,548,492 at December 31, 2012. The decrease was attributable to the stock cancellation as a consequence of the Amended Solar Power Systems Agreement (see Note 19(a) of the Notes to the December 31, 2012 unaudited Financial Statements, elsewhere in this Form 10-Q).

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

On December 7, 2012 (the “Joshua Tree East PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, and Coronus Joshua Tree East 5 LLC, entered into five identical Power Purchase Agreements (the “Joshua Tree East PPAs”) with SCE. The Joshua Tree East PPAs relate to our applications for interconnection service and the CREST tariff for five 1.5 MW solar PV power systems (the “Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects”) on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California (the “Joshua Tree East Property”), Coronus acquired on June 30, 2011.

The Joshua Tree East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects’ generation, net of station use. The term of the Joshua Tree East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Joshua Tree East PPAs. Initial operation of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects must be no later than eighteen months from the Joshua Tree East PPAs Effective Date. The Joshua Tree East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Joshua Tree East PPAs Effective Date, we were required to post and maintain development fees (the “Joshua Tree East PPAs Development Securities”) equal to $36,736 per Joshua Tree East PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Joshua Tree East PPAs Development Securities to us within thirty days of each facility’s initial operation. On January 4, 2013, we paid the Joshua Tree East PPAs Development Securities.

On December 7, 2012 (the “Apple Valley East PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Apple Valley East 1 LLC and Coronus Apple Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Apple Valley East PPAs”) with SCE. The Apple Valley East PPAs relate to our applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Apple Valley East 1 and Apple Valley East 2 Projects”) on the 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California (the “Apple Valley East Re-Site Property”), Coronus acquired on January 7, 2013, and on the adjacent 8.91 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California (the “Apple Valley East Re-Site Agreement (McGee) Property”), Coronus agreed to acquire pursuant to the Vacant Land Purchase Agreement Coronus entered into on February 8, 2013.

The Apple Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Apple Valley East 1 and Apple Valley East 2 Projects’ generation, net of station use. The term of the Apple Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Apple Valley East PPAs. Initial operation of the Apple Valley East 1 and Apple Valley East 2 Projects must be no later than eighteen months from the Apple Valley East PPAs Effective Date. The Apple Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Apple Valley East PPAs Effective Date, we were required to post and maintain development fees (the “Apple Valley East PPAs Development Securities”) equal to $38,850 per Apple Valley East PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Apple Valley East PPAs Development Securities to us within thirty days of each facility’s initial operation. On January 4, 2013, Coronus paid the Apple Valley East PPAs Development Securities.

On January 15, 2013 (the “Adelanto West PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC, entered into two identical Power Purchase Agreements (the “Adelanto West PPAs”) with SCE. The Adelanto West PPAs relate to our applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Adelanto West 1 and Adelanto West 2 Projects”) on the 40 acre parcel of vacant land, situated in the City of Adelanto, California, Coronus acquired on April 19, 2012.

The Adelanto West PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Adelanto West 1 and Adelanto West 2 Projects’ generation, net of station use. The term of the Adelanto West PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Adelanto West PPAs. Initial operation of the Adelanto West 1 and Adelanto West 2 Projects must be no later than eighteen months from the Adelanto West PPAs Effective Date. The Adelanto West PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Adelanto West PPAs Effective Date, we are required to post and maintain development fees (the “Adelanto West PPAs Development Securities”) equal to $37,604 per Adelanto West PPA. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Adelanto West PPAs Development Securities to us within thirty days of each facility’s initial operation.

On January 15, 2013 (the “Yucca Valley East 3 PPA Effective Date”), our wholly-owned subsidiary, Coronus Yucca Valley East 3 LLC entered into a Power Purchase Agreement (the “Yucca Valley East 3 PPA”) with SCE. The Yucca Valley East 3 PPA relates to our application for interconnection service and the CREST tariff for a third 1.5 MW solar PV power system (the “Yucca Valley East 3 Project”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California, Coronus acquired on August 17, 2012.

The Yucca Valley East 3 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Yucca Valley East 3 Project’s generation, net of station use. The term of the Yucca Valley East 3 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East 3 PPA. Initial operation of the Yucca Valley East 3 Project must be no later than eighteen months from the Yucca Valley East 3 PPA Effective Date. The Yucca Valley East 3 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East 3 PPA Effective Date, we are required to post and maintain a development fee (the “Yucca Valley East 3 PPA Development Security”) equal to $37,604. If, on or before initial operation, we demonstrate to SCE's satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facility, SCE shall return the Yucca Valley East 3 PPA Development Security to us within thirty days of the facility’s initial operation.

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

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price of $32,000, in cash, was paid on January 24, 2011. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus agreed to pay $8,000, with the seller agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s distribution engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. Coronus agreed to pay $8,000, with the seller agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s transmission engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price was $200,000. Coronus agreed to pay $30,000, with the seller agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On June 30, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing five interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the five systems, and have entered into five separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Joshua Tree East PPAs above).

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The purchase price was $400,000. Coronus agreed to pay $165,000, with the seller agreeing to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On April 19, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Adelanto West PPAs above).

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price was $170,000. Coronus agreed to pay $34,000, with the seller agreeing to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Yucca Valley East PPAs above).

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California. The purchase price is $350,000, all cash. Coronus deposited $1,000 into escrow and agrees to deposit an additional $349,000 within sufficient time to close escrow. Initially, close of escrow was August 15, 2012, but was extended to March 15, 2013. Under the Phelan South Agreement, the seller agrees to include, and transfer to Coronus, one share of Sheep Creek Water Co. Additionally, on closing, Coronus agrees to pay the realtor commission of $5,000. Initially, the Phelan South Agreement was subject to Coronus’ Board of Director approval on or before July 31, 2012, but this approval was extended to on or before February 28, 2013. Effective September 6, 2012, Coronus is now required to make the following, non-refundable payments, separate from the purchase price, to the seller:

September 30, 2012 - $1,726 (paid on September 30, 2012)
October 31, 2012 - $1,784 (paid on October 31, 2012)
November 30, 2012 - $1,726 (paid on November 30, 2012)
December 31, 2012 - $1,784 (paid on December 31, 2012)
January 31, 2013 - $1,784 (paid on January 31, 2012)
February 28, 2013 - $1,611
March 15, 2013 - $863

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price is $86,683, all cash. Close of escrow is March 31, 2013. Coronus deposited $1,000 into escrow and agrees to deposit an additional $85,683 within sufficient time to close escrow. The 29-Palms Morongo Agreement is subject to board of director approval on or before March 24, 2013. With the consent of the seller, we replaced Coronus, as purchaser, with our wholly-owned subsidiary, Coronus 29-Palms Morongo LLC.

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement”) to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Coronus agreed to pay $100,000, with the seller agreeing to carry back the balance amount of $200,000 till March 31, 2013 at $nil interest, with no payments. On January 7, 2013, the transaction closed. Accordingly, Coronus owns this parcel. Additionally, on February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Apple Valley East Re-Site Agreement (McGee)”) to acquire a 8.91 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price is $100,000. Close of escrow is February 28, 2013. Coronus deposited $10,000 into escrow and agrees to deposit an additional $90,000 within sufficient time to close escrow. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on these two adjacent parcels. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Apple Valley East PPAs above).

On December 6, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”) to acquire a 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $400,000, all cash. On December 28, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the 29-Palms North PPAs above).

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

On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC, and Coronus Adelanto West 2 LLC (collectively the “Project Companies”), conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to one investor, Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”). Pursuant to collateral assignment and pledge agreements, and a security agreement, the Note is secured by a first and superior security interest in Coronus’ assets, inclusive of all of Coronus’ right, title and interest in, to and under the sole member of the Project Companies, and all of Coronus’ right, title and interest in, to, and under, if any, any contracts, permits, applications or other documents or agreements entered into or submitted by the Project Companies.

Pursuant to a schedule of draw dates and amounts, Coronus was to request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). The schedule of draw dates and amounts was as follows: $1,500,000 within two business days of signing of the Note and related loan documents; $500,000 on January 6, 2013; $1,000,000 on January 31, 2013; and $1,000,000 on February 28, 2013. On December 26, 2012, Coronus received the first Advance of $1,500,000, and on January 4, 2013, Coronus received the second Advance of $500,000. Pursuant to a guaranty of payment and completion (the “Guaranty”), we guarantee the punctual payment and performance when due, whether at stated maturity or by acceleration or otherwise, of the indebtedness and other obligations of Coronus and the Project Companies. Additionally, pursuant to the Guaranty, we guarantee that all obligations of Coronus and the Project Companies to continue development of the Project Companies’ projects shall be completed promptly when required, and that the proceeds of each Advance shall be used to pay certain obligations in furtherance of the Project Companies’ projects.

The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 1, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. On or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, we will transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, shall either be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase does not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

In connection with the Loan, Coronus and the Project Companies shall pay up to $20,000 in costs and expenses incurred by Clean Focus in the preparation of the Note and the related loan documents. Additionally, with each Advance, and from the proceeds of each Advance, Coronus was to pay Clean Focus a fee equal to 2% of the principal amount of the Advance. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Clean Focus the 2% fee, or $30,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Clean Focus the 2% fee, or $10,000. Further, in connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus shall pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a control person of us, is the president and a control person (sole owner) of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Earthlight the 3% fee, or $45,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Earthlight the 3% fee, or $15,000.

On January 31, 2013, the parties amended the mechanics of the draw dates and amounts under the Loan. Under the amended mechanics, Coronus is to provide Clean Focus with invoices, supportive of the schedule, and Clean Focus is to make the required payments direct to the payee, when due. The parties amended the mechanics of the draw dates and amounts to facilitate Clean Focus’ reporting with the U.S. Citizenship and Immigration Services, as the source of the Loan is EB-5 immigrant investor funds. All other aspects of the Loan mechanics remain unchanged. Accordingly, consistent with the original agreement with Earthlight, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the third Advance.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte holds a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry is a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). Completion of the Industry Solar PV Asset Sale Agreement is contingent on SCE approving 1) a design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, extending the initial operation deadline of the generating facility, and 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Each party has the right to terminate the Industry Solar PV Asset Sale Agreement effective upon notice to the other party if SCE fails to approve, within 90 days from October 24, 2012, 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. As of the date of this report, neither party has exercised its right to terminate the Industry Solar PV Asset Sale Agreement.

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

On December 3, 2012, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, we posted with SCE the initial interconnection financial security, in the amount of $29,500. This amount was determined by the results of the Combined System Impact and Facility Study Agreement Coronus entered into with SCE on June 16, 2011.

On December 26, 2012, pursuant to the SCE interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, we posted with SCE the initial interconnection financial securities, in the amounts of $373,300 and $208,900, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the Combined System Impact and Facility Study Coronus entered into with SCE on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the System Impact Study Coronus entered into with SCE on February 29, 2012.

On December 27, 2012, pursuant to the SCE interconnection requests for solar PV projects Apple Valley East 1 and 2, was posted with SCE the initial interconnection financial securities, in the amounts of $270,900 and $32,900, respectively. The posting amounts for the Apple Valley East 1 and 2 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on May 3, 2012.

On January 9, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Joshua Tree East 1, 2, 3, 4 and 5, we posted with SCE the initial interconnection financial securities, in the amounts of $41,200, $82,400, $41,200, $58,800 and $141,200, respectively. The posting amounts for the Joshua Tree East 1, 2 and 3 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on February 23, 2012. The posting amounts for the Joshua Tree East 4 and 5 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on June 25, 2012.

On February 1, 2013, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, we posted with SCE the second interconnection financial security, in the amount of $14,750. This amount was determined by the results of the Combined System Impact and Facility Study Agreement Coronus entered into with SCE on June 16, 2011.

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight as a consultant, with Earthlight providing Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Under the engagement, Coronus is to pay Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month.

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

Our principal executive officer had verbally agreed to not seek repayment of the shareholder loans, salary, or out-of-pocket expenses until such time as we were generating sufficient revenues to allow for the repayment of the debt without putting an undue burden on our retained earnings, or until such time as we had raised sufficient capital to eliminate our working capital deficiency. The proceeds from the Sycamore Solar PV Asset Sale Agreement eliminated our working capital deficiency. Accordingly, on April 18, 2012, we repaid, in full, the shareholder loan, as at April 18, 2012, and interest outstanding, as at April 18, 2012. Additionally, we repaid, in full, the out-of-pocket expenses outstanding, as at April 18, 2012. As a result, on April 18, 2012, we repaid our principal executive officer CAD$237,780 and USD $7,021. Additionally, but for six months of accrued salary, we now paid our principal executive officer’s salary when due. On September 11, 2012, we paid our principal executive officer, in full, the six months of accrued salary (CAD$48,000). As of the date of this report, we are no longer indebted to our principal executive officer, but for approximately $450 in out-of-pocket expenses incurred subsequent to the December 31, 2012 quarter end.

As of December 31, 2012, our total current assets were $1,720,856 and our total current liabilities were $1,527,710 resulting in a working capital surplus of $193,146.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.				X

10.111	Phoenix – Biological Habitat Assessment Agreement.				X

10.112	Phoenix – Cultural Resources Assessment Agreement.				X

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.				X

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.				X

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.				X

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.				X

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.				X

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.				X

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.				X

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.				X

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.				X

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.				X

10.123	Clean Focus Loan – Promissory Note.				X

10.124	Clean Focus Loan – Security Agreement.				X

10.125	Clean Focus Loan – Guaranty.				X

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.				X

10.127	Clean Focus Loan – Collateral Assignment of Stock.				X

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.				X

10.129	Coronus – Earthlight Consulting Services Agreement.				X

10.130	Aegis Solar Power System Sales Agreement.				X

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).				X

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.				X

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.				X

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.				X

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.				X

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2013.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFF THACHUK
Jeff Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.				X

10.111	Phoenix – Biological Habitat Assessment Agreement.				X

10.112	Phoenix – Cultural Resources Assessment Agreement.				X

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.				X

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.				X

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.				X

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.				X

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.				X

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.				X

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.				X

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.				X

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.				X

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.				X

10.123	Clean Focus Loan – Promissory Note.				X

10.124	Clean Focus Loan – Security Agreement.				X

10.125	Clean Focus Loan – Guaranty.				X

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.				X

10.127	Clean Focus Loan – Collateral Assignment of Stock.				X

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.				X

10.129	Coronus – Earthlight Consulting Services Agreement.				X

10.130	Aegis Solar Power System Sales Agreement.				X

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).				X

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.				X

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.				X

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.				X

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.				X

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).				X

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X