Form 10-K
period 2013-03-31
Coronus Solar Inc.
filed 2013-07-02
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2013

Commission file number   000-53697

CORONUS SOLAR INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada
(State or other jurisdiction of incorporation or organization)

98-1090431
(I.R.S. Employer Identification No.)

1100-1200 West 73rd Avenue
Vancouver, British Columbia, Canada   V6P 6G5
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2013: $4,883,692.

As of July 1, 2013, 17,219,486 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.           BUSINESS.

General

We, Coronus Solar Inc. (the “Company”), are a solar photovoltaic (PV) developer. Our business is to deploy, own and operate utility-scale, ground-mount, distributed solar PV power systems in the State of California. Our immediate-term focus is on small deployments, in multiples of 1.5 MW systems. By focusing on small deployments, we were eligible to obtain “must take” power purchase agreements (PPAs) under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators. By focusing on small deployments, we can interconnect to an existing utility distribution network that can support small interconnections. Our plan is to deploy a portfolio of systems.

Our strategy was to procure PPAs from Southern California Edison (SCE), a leading utility in California, under the CPUC’s feed-in tariff for small generators. The “CREST” tariff was SCE’s allocation of the feed-in tariff. Under CREST, SCE was obligated to buy renewable energy from renewable energy producers, and the CREST tariff, which is regulated by the government, fixed the price, at the onset, SCE pays per unit of electricity. The term of the CREST PPAs was 20 years. The CREST program was restricted to facilities of rated generating capacity of 1.5 MW in size or less. We were entitled to enter into multiple CREST PPAs, provided we deployed multiple facilities. Additionally, we were entitled to site multiple 1.5 MW systems on the same parcel, provided there was no material transmission network impact. Accordingly, to generate economies, our strategy was to cluster multiple 1.5 MW systems on the same parcel.

As of the date of this report, we have entered into seventeen separate CREST PPAs with SCE under the feed-in tariff. Sixteen of these PPAs were for 1.5 MW systems and one was for a 1.2 MW system. To self-finance, we sold one 1.5 MW system and the 1.2 MW system to Sycamore Physicians Partners LLC (see below). Accordingly, we currently hold fifteen CREST PPAs. These PPAs are clustered on five separate properties, which we describe as Coronus projects 29-Palms North (three 1.5 MW systems), Yucca Valley East (three 1.5 MW systems), Joshua Tree East (five 1.5 MW systems), Apple Valley East (two 1.5 MW systems), and Adelanto West (two 1.5 MW systems). We further delineate these projects by subtransmission system, namely the Hi Desert-Carodean and Victor systems, to generate further economies through the coordination of contiguous builds.

At this point in time, we are pursuing interconnection agreements for the fifteen 1.5 MW solar PV power systems sited on the five properties. Additionally, we are preparing and applying for permits, to the City of Adelanto for Coronus project Adelanto West, and the County of San Bernardino for Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, and Apple Valley East.

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

On February 1, 2012, Mr. Burgert’s engagements as consultant and as president of Coronus were terminated by mutual agreement. Mr. Burgert continues to hold the options, as described above, and Mr. Burgert will continue to hold them until the options expire or until Mr. Burgert exercises them. Mr. Thachuk replaced Mr. Burgert as president of Coronus. On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. (“Earthlight”) as a consultant, with Earthlight providing Coronus with advisory and consulting services in respect of Coronus’ solar PV business. Under the engagement, Coronus pays Earthlight $8,000 per month for the services. Mr. Burgert is the president and a control person of Earthlight.

The above discussions reflect the 2 for 1 stock split, which occurred on November 3, 2009.

Sycamore & Solar PV Asset Sale

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a CREST PPA with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system on a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to a vacant land purchase agreement (the “Hesperia West Agreement”). On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to 1) sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC, 2) assign to Sycamore, the Hesperia West Agreement, and 3) use its best efforts to obtain a second CREST PPA from SCE in relation to the Hesperia West land parcel, and to sell this PPA, relating to a 1.5 MW solar PV system, to Sycamore if obtained.

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

On August 30, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into the second PPA with SCE. Having obtained the second PPA on the Hesperia West land parcel, on September 6, 2012, Sycamore paid the balance of the Basic Price, or $909,019, to Coronus, and Coronus transferred the sole membership in Coronus Hesperia West 2 LLC to Sycamore, thus concluding the Solar PV Asset Sale Agreement.

Senior Secured Promissory Note (Clean Focus Loan)

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

Pursuant to a schedule of draw dates and amounts, Coronus was to request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 31, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. Originally, on or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, we were to transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, was either to be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase did not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance was to be due and payable on the Maturity Date. On May 3, 2013, the parties agreed that the terms of a stock purchase agreement could not be agreed on. Accordingly, the unpaid principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

We are currently evaluating our options, and are in discussions with various parties, in respect of paying Clean Focus the principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance, on the Maturity Date.

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

Directly, we hold two wholly-owned subsidiaries, Coronus Energy Corp. (“Coronus”) and project subsidiary Coronus 29-Palms Morongo LLC. Directly, Coronus holds fifteen wholly-owned project subsidiaries: Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC.

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

Solar power provides electrical generation by means of heat engines or photovoltaics. Our business is premised on photovoltaics, which is a method for generating electric power by using solar cells to convert energy from the sun into electricity. According to NPD Solarbuzz, a market research firm, the global solar PV market will increase two gigawatts (GW), from 29 GW to 31 GW during 2013, up 7% year over year, and for the first time, China will outpace Germany to become the leading PV consumer, with China, Japan, and India accounting for 36% of global demand.

According to NPD Solarbuzz, solar PV demand in the U.S. is to grow by 20% in 2013 to 4.3 GW, an increase of almost 20% compared to 2012. Solar PV demand from the U.S. market now contributes over 12% of annual global demand, compared to just 5% three years ago. U.S. demand in Q2’13 was forecast to reach 1 GW, with over 70% coming from California, Arizona, New Jersey, and North Carolina. Residential and small commercial rooftop PV installations would account for 18% of this demand, with another 14% from large commercial rooftops. The utility-dominated ground-mount segment would account for the remaining 68% of new PV demand in this quarter. Large utility-based solar PV projects in Arizona, California, New Mexico, and Texas will drive U.S. demand above 2.5 GW during the second half of 2013. Strong year-end contributions will also come from Hawaii, Massachusetts, Nevada, New York, North Carolina, and Ohio. PV demand from the U.S. is forecast to exceed 5 GW in 2014, representing a 70% compound annual growth rate since 2009.

According to NPD Solarbuzz, in Q3’12-Q2’13, California will account for 42% of U.S. solar PV market demand, ranking California first, among all U.S. states.

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

According to GlobalData, solar PV technology will reach grid parity in the U.S. for some PV projects in 2014; by 2017 most regions in the country will reach grid parity in alignment with average electricity prices in the residential sector.

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

Due to rapid industry-wide silicon production capacity expansion since 2008, the solar power industry is experiencing an oversupply of high-purity silicon, resulting in falling silicon prices. Increases in polysilicon production and an oversupply of solar cells and modules have resulted in substantial downward pressure on prices throughout the value chain. In June 2009, SolarBuzz reported in its Retail Price Survey, the lowest retail prices for a silicon mono-crystalline module and a silicon multi-crystalline module were $2.80 per watt and $2.48 per watt respectively. In the same survey, SolarBuzz reported the lowest retail price for a thin film module was $1.76 per watt. Today, we are seeing prices, for both crystalline and thin film modules, at $0.70 per watt. Solar module price is the key element in the total price of an installed solar PV system, as, traditionally, the module cost represented roughly 50 percent of the total installed cost of the system.

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

Electricity Prices

The nominal price Californians pay for electricity has steadily risen over the past 30 years. According to the Energy Commission, the nominal, average retail electricity prices, charged by investor-owned utilities and municipal utilities, from 1982 to 2008, have grown 2.1% annually. The Energy Commission forecasts the nominal price of electricity will continue to rise. According to them, the weighted average price, over the next four years, calculated from the retail electricity price forecasts of three investor-owned utilities and thirteen publicly-owned utilities, will increase by 1.5% annually.

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

Established in 2002 under Senate Bill 1078 and accelerated in 2006 under Senate Bill 107, California’s Renewables Portfolio Standard (RPS) is one of the most ambitious renewable energy standards in the United States. Under California’s RPS statutes, retail sellers of electricity in California were required to increase the amount of renewable energy they procure each year by at least 1 percent until 20 percent of their retail sales were served with renewable energy by December 31, 2010. On November 17, 2008, then Governor Arnold Schwarzenegger signed executive order S-14-08 which mandated a RPS of 33% by 2020, which sits in addition to the 20% by 2010 order. According to the California Public Utilities Commission (CPUC), California’s three large Investor Owned Utilities (IOUs) – Pacific Gas and Electric (PG&E), Southern California Edison (SCE) and San Diego Gas and Electric (SDG&E) – collectively served 19.8% of their 2012 retail electricity sales with renewable power.

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

Procurement from a renewable facility cannot be counted towards a load serving entity’s RPS obligation unless that facility has been certified as RPS-eligible by the Energy Commission. In general, a facility is eligible if it uses an eligible renewable resource or fuel, satisfies resource-specific criteria, and is either located within the state or satisfies applicable requirements for out-of-state facilities. Solar PV is an eligible renewable resource, with no resource-specific criteria. Accordingly, because our plan is to locate our facilities within the state, our facilities will be RPS eligible. Further, in terms of delivery, according to the Energy Commission, PV facilities delivering electricity to the grid are relatively straightforward to integrate into RPS implementation because the generation can be readily measured and procured, with standard metering.

Feed-In Tariff for Small Generators

On February 14, 2008, by adopting Resolution E-4137, the CPUC made a new feed-in tariff available for the purchase of up to 500 MW, as amended by Senate Bill 380, of renewable generating capacity from small generating facilities throughout California. The feed-in tariff presented a simple mechanism for small renewable generators to sell power to a utility at predefined terms and conditions, without contract negotiations. Under the feed-in tariff, utilities were obligated to buy renewable energy from producers, and the feed-in tariff set the price which these utilities pay per unit of electricity. The feed-in tariff provided a 10, 15, or 20-year fixed-price, non-negotiable contract to participating small renewable generators, sized up to 1.5 megawatts (MW). The rate paid by the utility was fixed at the time the power purchase contract is signed with no escalation over the 10, 15 or 20 year contract period. Accordingly, although fixing the price at the onset provided certainty, it didn’t provide for adjustments to offset rising maintenance and operating expenses, over the course of the contract, due to inflation. Customers could sell renewable power under the feed-in tariff to Southern California Edison (SCE), Pacific Gas and Electric Company (PG&E), San Diego Gas and Electric Company (SDG&E), PacifiCorp, Sierra Pacific Power Company, Bear Valley Electric Service Division of Golden State Water Company, and Mountain Utilities. Any customer could sell to SCE, PG&E, or SDG&E, but the feed-in tariffs were limited to water and waste water customers with respect to the other utilities.

To qualify for the feed-in tariffs, the electric generation facility must have been an eligible renewable energy resource. All renewable generation technologies, including solar, wind, geothermal, biomass, biogas, small hydro and fuel cells that use renewable fuels, were eligible. The tariffs were intended for smaller installations, up to 1.5 MW in size, where the host is a retail customer of the utility, interconnected and operated in parallel with the utility’s transmission and distribution system. The tariffs were made available until the combined statewide cumulative rated capacity of eligible generation installed reached500 MW. SCE’s allocated share of the 500 MW statewide cap was 247.690 MW. Service under the feed-in tariff was on a first-come-first-served basis and would be closed to new customers once the total rated generating capacity of eligible facilities within SCE’s service territory reached 247.690 MW. Once SCE reached its allocated share of the statewide cap, it would keep a wait list of projects to backfill projects that are withdrawn or terminated. SCE reached its allocated share of the statewide cap on or around March 8, 2013.

On May 23, 2013, the CPUC implemented Senate Bill 32 (“SB 32”), which amends the existing feed-in tariff, by establishing a new pricing methodology and key program design features, expanding the program to include projects up to 3 MW, and setting a new statewide capacity cap of 750 MW under the program.

Feed-In Tariff Rates

Historically, the rate sellers receive for their eligible renewable generation sold onto the grid was the market price as determined by the Energy Commission (the “Market Price Referent”). Under SB 32, rates are determined by auction.

Marketing Strategy

Must-Take Contracts

Our strategy was to enter into must-take contracts (PPAs) with investor-owned utilities, under the feed-in tariff for small generators. Our plan was to deploy 1.5 MW solar PV power systems, the maximum effective capacity of a participating facility under the feed-in tariff, then existing. Under the feed-in tariff, the large, investor owned utility were obligated by law to buy, without contract negotiations, the renewable energy we produce, at predefined rates, and under predefined terms and conditions. The feed-in tariff program exempted us from competitive solicitations. Under the feed-in tariff, we were not precluded from participating more than once. Accordingly, our plan was to enter into multiple power purchase agreements, in respect of multiple 1.5 MW systems. As of the date of this report, we have entered into seventeen separate PPAs with SCE under the feed-in tariff.

Southern California Edison

Under the PPAs we have with SCE, to calculate the actual price paid for eligible renewable power under the feed-in tariff, the metered energy production at the point of interconnection is multiplied by the applicable Market Price Referent and then by the applicable Time of Delivery (TOD) adjustment factor. The TOD adjustment factors are different for each utility. The two utilities we looked at were Southern California Edison (SCE) and Pacific Gas and Electric (PG&E). Based on a comparative analysis, reflecting the different TOD adjustment factors, we estimated SCE pays 15% more than PG&E for power generated by a solar PV system. Accordingly, our strategy was to locate our solar PV systems within the territory of SCE. SCE serves more than 13 million people in a 50,000 square-mile area of central, coastal and southern California, excluding the City of Los Angeles and certain other cities. Based in Rosemead, California, the utility has been providing electric service in the region for more than 120 years. SCE’s service territory includes more than 180 cities.

SCE administered its share of the feed-in tariff program under the name “CREST”. Service under CREST was on a first-come-first-served basis and would be closed to new customers once the total rated generating capacity of eligible renewable generating facilities within SCE’s service territory reached 247.690 MW, which was SCE’s allocated share of the then existing  500 MW statewide cap. Once SCE reached its allocated share of the statewide cap, it would keep a wait list of projects to backfill projects that are withdrawn or terminated. SCE reached its allocated share of the statewide cap on or around March 8, 2013.

Siting

Our strategy was to locate our solar PV systems within the territory of SCE. Generally, we looked at desert sites (the Mojave and Sonoran deserts), with service, where large plots of land were/ are available and affordable. To accommodate a 1.5 MW solar PV system, we require a 10 acre parcel of land.

Growth

Under the feed-in tariff, we were not precluded from participating more than once. Accordingly, our plan was to enter into multiple power purchase agreements.

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

Physical Plant

Design and Deployment

We intend to outsource the engineering, procurement and construction of our solar PV systems, as well as outsource the operations and maintenance of the systems once constructed.

We intend to maintain property insurance policies to cover our PV systems against losses due to fire, floods and other natural disasters.

Financial Analysis

Installed, we forecast a 1.5 MW solar PV system will cost, but for the developer’s profit, $4.6 million, inclusive of taxes, and over the course of 20 years, the term of the PPA, we estimate the system would generate $8.3 million in tariffs. We base our system install cost forecast on price estimates. We calculate our estimated tariffs using PVsyst, modeling software for the study, sizing, simulation and data analysis of solar PV systems. Inputs include NREL meteorological data and system design elements. Additionally, we allow for revenue erosion, as a consequence of equipment degradation, equal to 0.7% per year. Ground-mounted, fixed-tilt systems, such as those we intend to deploy, contain no moving parts, and as a consequence, maintenance and operating costs are kept to a minimum. Over the course of 20 years, adjusted for inflation, at a compounded annual inflation rate of 2.79%, we forecast the expenses for a 1.5 MW_ac system, comprised of maintenance and operating costs, property tax, general administration and insurance, to be $1.4 million.

Employees & Consultants

We are developing our solar business through Coronus, as a wholly-owned subsidiary. As of the date of this annual report, we have two persons actively engaged in the business of Coronus. One is our president, Jeff Thachuk. The other is Mark Burgert. Mr. Thachuk is the chairman, president, CEO, CFO, secretary and treasurer of Coronus, and is responsible for business development, strategy and direction, as well as operations and administration. Mr. Thachuk devotes 40 hours per week towards the management of Coronus. Effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. (“Earthlight”) as a consultant, with Earthlight providing Coronus with advisory and consulting services in respect of Coronus’ solar PV business. Mr. Burgert is the sole principal of Earthlight. Earthlight devotes 40 hours per week towards its Coronus consultancy.

Offices

Our executive office is located at Suite 1100 – 1200 West 73rd Avenue, Vancouver, British Columbia, Canada V6P 6G5.

ITEM 1A.        RISK FACTORS.

Risks Related to Our Business

We need to raise significant capital in order to grow our business and fund our operations, as planned, which may not be available on acceptable terms or at all.

Our currently available capital resources and cash flows from operations are insufficient to meet our working capital and capital expenditure requirements. We need to raise significant capital to fund our plans, which includes the funding of the solar PV power system developments. Further, we will need operating capital until our solar PV power systems are online. If adequate capital does not become available when needed on acceptable terms, or at all, our ability to fund our operations, and implement our plans will be hampered, resulting in our business, operating results, and/or financial condition being materially adversely affected.

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

As a development stage company, we have a limited operating history upon which an evaluation of our future success or failure can be made. To achieve and maintain profitability and positive cash flow we are dependent upon our ability to generate revenues and our ability to generate a profit. If we are unable to raise sufficient capital to fund our plans, we may have to suspend or cease operations.

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

On June 12, 2013, the San Bernardino County Board of Supervisors approved a 45-day temporary moratorium on approval of commercial solar energy generation projects. The moratorium does not apply to applications deemed complete before the date of adoption of the ordinance. The purpose of the moratorium is to prevent establishment of commercial solar energy generation projects that may be incompatible with existing land uses, while the County contemplate potential amendments to the Development Code for the purpose of ensuring and enhancing compatibility between solar energy generation projects and surrounding land uses. The moratorium may be extended by further action of the Board of Supervisors, initially for ten months and 15 days and then again for one year. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, and Apple Valley East are subject to the moratorium. Coronus project Adelanto West is not. There is no assurance the outcome of the moratorium, or delay arising therefrom, will not materially and adversely affect those Coronus projects subject to the moratorium. Nor is there any assurance the presence of the moratorium will not limit our ability to access the capital markets to meet liquidity and capital expenditure requirements.

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

ITEM 2.           PROPERTIES.

29-Palms East

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $32,000. The transaction closed on January 24, 2011. On March 29, 2013, Coronus transferred 100% ownership of the parcel to us, in return for us reducing the debt Coronus owed us by $32,000. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

Newberry Springs

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on March 17, 2011. On May 9, 2013, the parties agreed on a one-year extension to the note. All other terms remain the same, and monthly interest will continue to be paid throughout the extension. At this point in time, we are precluded from pursuing interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy our solar PV power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

29-Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on May 16, 2011. On May 17, 2013, Coronus paid the balance amount of $32,000, retiring the vendor’s note. Accordingly, Coronus now owns the parcel unencumbered. At this point in time, we have opted not to pursue interconnection agreements for solar PV power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

29-Palms North Re-Site

On December 6, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”). Under the 29-Palms North Re-Site Agreement, Coronus agreed to acquire a 160 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $400,000. The transaction closed on December 28, 2012. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the 29-Palms North PPAs below). These three systems originated via interconnection requests in respect of the 29-Palms North property described above. To reduce interconnection costs, SCE allowed us to re-site the systems on the same 12kV distribution circuit that serviced the original 29-Palms North property.

Joshua Tree East

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price was $200,000. Coronus paid $30,000 and the vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on June 30, 2011. At this point in time, we are pursuing five interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the five systems, and have entered into five separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Joshua Tree East PPAs below).

Adelanto West

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The purchase price was $400,000. Coronus paid $165,000 and the vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on April 19, 2012. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the City of Adelanto, to build the solar PV power systems. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Adelanto West PPAs below).

Yucca Valley East

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price was $170,000. Coronus paid $34,000 and the vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on August 17, 2012. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Yucca Valley East PPAs below).

Apple Valley East Re-Site (Nguyen)

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”] to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Coronus paid $100,000 and the vendor agreed to carry back the balance amount of $200,000 for three months at 0% ($nil) interest. The transaction closed on January 7, 2013, and on April 3, 2013, Coronus paid out the balance amount of $200,000, retiring the note. On February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (McGee)”] to acquire the 8.91 acre parcel of vacant land, adjacent to the 14.78 acre parcel. The purchase price was $100,000. The transaction closed on March 5, 2013. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on these two adjacent parcels. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Apple Valley East PPAs below).

ITEM 3.           LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.           MINE SAFETY DISCLOSURES.

Not applicable.

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

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter: 1/1/13 to 3/31/13	No Bid	No Bid
Third Quarter: 10/1/12 to 12/31/12	$0.60	No Bid
Second Quarter: 7/1/12 to 9/30/12	$0.60	$0.60
First Quarter: 4/1/12 to 6/30/12	$0.60	$0.60

Fiscal Year – 2012	High Bid	Low Bid
Fourth Quarter: 1/1/12 to 3/31/12	$0.60	$0.60
Third Quarter: 10/1/11 to 12/31/11	$0.60	$0.60
Second Quarter: 7/1/11 to 9/30/11	$0.60	$0.60
First Quarter: 4/1/11 to 6/30/11	$1.00	$0.60

Holders

On June 24, 2013, we had 48 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans	0	0	981,948
approved by security holders (1)

Equity compensation plans not	0	0	0
approved by securities holders

Total	0	0	981,948

(1)
At our annual shareholders’ meeting on August 31, 2012, we proposed and the shareholders re-approved a 10% “rolling” stock option plan (the “Option Plan”). As at the date of this annual report, no options under the Option Plan have been granted.

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

Regulatory Risk

On June 12, 2013, the San Bernardino County Board of Supervisors approved a 45-day temporary moratorium on approval of commercial solar energy generation projects. The moratorium does not apply to applications deemed complete before the date of adoption of the ordinance. The purpose of the moratorium is to prevent establishment of commercial solar energy generation projects that may be incompatible with existing land uses, while the County contemplate potential amendments to the Development Code for the purpose of ensuring and enhancing compatibility between solar energy generation projects and surrounding land uses. The moratorium may be extended by further action of the Board of Supervisors, initially for ten months and 15 days and then again for one year. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, and Apple Valley East are subject to the moratorium. Coronus project Adelanto West is not. There is no assurance the outcome of the moratorium, or delay arising therefrom, will not materially and adversely affect those Coronus projects subject to the moratorium.

Plan of Operation for the Next Twelve Months

Our efforts are focused on raising capital through the sale of common stock in private placements to position us with sufficient funds to execute on the business plan of Coronus, our wholly-owned subsidiary. Coronus is a development-stage company founded to deploy and operate utility-scale solar photovoltaic (PV) power systems in the State of California. The business plan of Coronus called for 1) the procurement of 20-year, “must-take” Power Purchase Agreements (PPAs) from Southern California Edison (SCE), under the California Public Utilities Commission’s (CPUC’s) feed-in tariff for small generators, and 2) the development of the corresponding, utility-scale, 1.5 MW solar PV power systems. The “CREST” tariff was SCE’s allocation of the feed-in tariff.

On June 30, 2011, Coronus completed the Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”), which Coronus entered into on May 9, 2011. Under the Joshua Tree East Agreement, Coronus acquired a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. At this point in time, we are pursuing five interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the five systems, and have entered into five separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Joshua Tree East PPAs below).

On April 19, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Adelanto West Agreement”), which Coronus entered into on September 23, 2011. Under the Adelanto West Agreement, Coronus acquired a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the City of Adelanto, to build the solar PV power systems. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Adelanto West PPAs below).

On August 17, 2012, Coronus completed the Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”), which Coronus entered into on October 9, 2011. Under the Yucca Valley East Agreement, Coronus acquired a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Yucca Valley East PPAs below).

On December 28, 2012, Coronus completed the Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”), which Coronus entered into on December 6, 2012. Under the 29-Palms North Re-Site Agreement, Coronus acquired a 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. At this point in time, we are pursuing three interconnection agreements for three 1.5 MW solar PV power systems sited on this parcel. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the 29-Palms North PPAs below).

On January 7, 2013, Coronus completed the Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”], which Coronus entered into on December 8, 2012. Under the Apple Valley East Re-Site Agreement (Nguyen), Coronus acquired a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. Additionally, on March 5, 2013, Coronus completed the Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (McGee)”], which Coronus entered into on February 8, 2013. Under the Apple Valley East Re-Site Agreement (McGee), Coronus acquired the 8.91 acre parcel of vacant land, situated adjacent to the 14.78 acre parcel. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on these two adjacent parcels. Additionally, we are preparing and applying for permits, to the County of San Bernardino, to build the solar PV power systems. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Apple Valley East PPAs below).

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

Pursuant to a schedule of draw dates and amounts, Coronus was to request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 31, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. Originally, on or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, we were to transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, was either to be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase did not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance was to be due and payable on the Maturity Date. On May 3, 2013, the parties agreed that the terms of a stock purchase agreement could not be agreed on. Accordingly, the unpaid principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

We are currently evaluating our options, and are in discussions with various parties, in respect of paying Clean Focus the principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance, on the Maturity Date.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

1.         Revenue and Operating Expenses

Amortization, tangible and intangible assets, expense decreased by $2,999 or 42% from $7,221 for the year ended March 31, 2012 to $4,222 for the year ended March 31, 2013. The principal reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012 (see Note 11 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We incurred $62,122 in amortization, financing costs on promissory note, expense for the year ended March 31, 2013, as compared to no amortization, financing costs on promissory note, expense ($nil) for the year ended March 31, 2012. The $62,122 was the amortized portion of the deferred financing fees for the current period incurred on the issuance of the senior secured promissory note over the life of the note.

We incurred $96,593 in consulting fees expense for the year ended March 31, 2013, as compared to no consulting fees expense ($nil) for the year ended March 31, 2012. This expense relates to 1) the cultural resources assessments and biological habitat assessments we undertook for several properties during the current period, and 2) the Earthlight consultancy [see Note 20(ii) of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K].

Interest on shareholder loan expense decreased by $8,648 or 95% from $9,081 for the year ended March 31, 2012 to $433 for the year ended March 31, 2013. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Interest and bank charges expense increased by $24,265 or 119% from $20,354 for the year ended March 31, 2012 to $44,619 for the year ended March 31, 2013. The principal reason for the increase is the accrual of the interest owing on the senior secured promissory note  in the amount of $38,384 (see Note 17 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

Salaries and wages increased by $12,722 or 15% from $86,601 for the year ended March 31, 2012 to $99,323 for the year ended March 31, 2013. The increase was due to the salary increase of our principal executive officer. Effective June 1, 2011, our principal executive officer’s salary was increased from CAD$3,000 per month to CAD$8,000 per month.

Travel expense increased by $6,084 or 314% from $1,937 for the year ended March 31, 2012 to $8,021 for the year ended March 31, 2013. The increase was due to increased visits to our portfolio of sites in California.

Feasibility study expense increased by $60,901 or 58% from $104,670 for the year ended March 31, 2012 to $165,571 for the year ended March 31, 2013. The increase was due to the expensed portion of the numerous deposits Coronus paid in the current year to SCE for interconnection studies completed, in part, in the current year.

Foreign exchange loss expense increased by $5,325 or 165% from $3,235 for the year ended March 31, 2012 to $8,560 for the year ended March 31, 2013. The increase was attributable to the fluctuation of the USD/CAD exchange rate.

Write-down of land deposits expense increased by $9,068 or 282% from $3,210 for the year ended March 31, 2012 to $12,278 for the year ended March 31, 2013. The increase in write-down of land deposits expense in the current year is attributable to the cancellation of the Phelan South vacant land purchase agreement. When we cancelled the agreement, we forfeited the land deposits.

We incurred $658,440 in write-off on construction in progress expense for the year ended March 31, 2013, as compared to no write-off on construction in progress expense ($nil) for the year ended March 31, 2012. Coronus wrote off the balance of $658,440 on March 27, 2013, as the asset is no longer available to Coronus as a consequence of the Mutual Release and Termination Agreement (see Note 10 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We incurred $86,923 in write-off on discount of convertible notes expense for the year ended March 31, 2013, as compared to no write-off on discount of convertible notes expense ($nil) for the year ended March 31, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $80,237, was written off.

We achieved $1,717,024 in gain on sale of assets for the year ended March 31, 2013, as compared to no gain on sale of assets ($nil) for the year ended March 31, 2012. Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $1,717,024 in respect of the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC, pursuant to the Solar PV Asset Sale Agreement (see Note 12 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

2.         Assets and Liabilities

Cash and cash equivalents increased by $284,662 or 87,000% from $327 at March 31, 2012 to $284,989 at March 31, 2013. The reason for the increase was the cash gain we recorded in respect of the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC, pursuant to the Solar PV Asset Sale Agreement (see Note 12 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

Other receivables increased by $33,629 or 3,700% from $900 at March 31, 2012 to $34,529 at March 31, 2013. The principal reasons for the increase were 1) $25,081 in SCE utility study deposit refunds recoverable in the current year, and 2) an increase of $8,548 in HST recoverable in the current year.

Current, prepaid expenses and deposit decreased by $14,483 or 34% from $42,149 at March 31, 2012 to $27,666 at March 31, 2013. At March 31, 2013, we had $25,900 in current, prepaid expenses in relation to utility interconnection studies, as compared to $38,799 in current, prepaid expenses in relation to utility interconnection studies at March 31, 2012 (see Note 7(c) of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We had no assets held for sale ($nil) at March 31, 2013, as compared to $40,161 in assets held for sale at March 31, 2012. The assets held for sale related to the prepaid and deposit assets of Coronus Hesperia West 1 LLC, and were carried at the lower of carrying value or fair value less costs to sell. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West 1 LLC to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC at March 31, 2013 (see Note 12 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We had $564,150 in long-term prepaid expenses and deposit at March 31, 2013, as compared to no long-term prepaid expenses and deposit at March 31, 2012. Subsequent to March 31, 2012, Coronus entered into various Power Purchase Agreements (“PPAs”) with SCE, and under the PPAs, Coronus has posted with SCE development security fees, as of March 31, 2013, totaling $564,150 (see Note 7(c) of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We had no construction in progress ($nil) at March 31, 2013, as compared to $6,584,400 at March 31, 2012. $5,925,960 of the decrease was attributable to the stock cancellation on August 15, 2012, as a consequence of the Amended Solar Power Systems Agreement (see Note 10 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K). Coronus wrote off the balance of $658,440 on March 27, 2013, as the asset is no longer available to Coronus as a consequence of the Mutual Release and Termination Agreement (see Note 10 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

Project assets increased by $3,265,874 or 1,540% from $212,046 at March 31, 2012 to $3,477,920 at March 31, 2013. The reason for the increase, in part, was the acquisition of project related, vacant land in the current year, specifically the acquisitions of Adelanto West, Yucca Valley East, 29-Palms North Re-Site, Apple Valley East Re-Site (Nguyen), and Apple Valley East Re-Site (McGee). The purchase price of Adelanto West, Yucca Valley East, 29-Palms North Re-Site, Apple Valley East Re-Site (Nguyen), and Apple Valley East Re-Site (McGee) were $400,000, $170,000, $400,000, $300,000 and $100,000, respectively. Additionally, subsequent to March 31, 2012, Coronus posted interconnection financial security with SCE, as of March 31, 2013, totaling $1,832,150 (see Note 9 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

We had no intangible asset ($nil) at March 31, 2013, as compared to $4,180 in intangible asset at March 31, 2012. On completion of the Coronus acquisition on November 2, 2009, we acquired a business plan, with the fair value of $21,500. The business plan is amortized over its useful life of three years.

Accounts payable and accrued liabilities decreased by $71,931 or 50% from $144,656 at March 31, 2012 to $72,725 at March 31, 2013. The reason for the decrease was the cash gains we recorded in respect of the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC, pursuant to the Solar PV Asset Sale Agreement (see Note 12 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K). We used the proceeds from the two sales, in part, to pay accounts and settle liabilities.

We had no loan from a shareholder ($nil) at March 31, 2013, as compared to $243,288 in loan from a shareholder at March 31, 2012. The reason for the elimination of the loan was that on April 18, 2012, we used the proceeds from the sale of Coronus Hesperia West 1 LLC, pursuant to the Solar PV Asset Sale Agreement, to repay, in full, the shareholder loan.

We had no convertible notes payable ($nil) at March 31, 2013, as compared to $15,198 in convertible notes payable at March 31, 2012. At March 31, 2012, the convertible notes payable related to convertible promissory notes we issued for gross proceeds of CAD$100,000. These convertible promissory notes bore an annual interest rate of 12%. . On April 20, 2012, we repaid the notes, in full, inclusive of interest.

We had $2,902,100 in senior secured promissory note at March 31, 2013, as compared to no senior secured promissory note ($nil)  at March 31, 2012. On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC, and Coronus Adelanto West 2 LLC conducted a non-brokered private placement, issuing a senior secured, promissory note to one investor, Clean Focus, for proceeds of up to $4,000,000 (the “Loan”). Pursuant to a schedule of draw dates and amounts, Coronus may request advances, in whole or in part, of up to the maximum amount of the Loan (each an “Advance”). As at March 31, 2013, Coronus had received advances of $3,001,626 (see Note 17 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

Current notes payable increased by $194,984 or 526% from $37,100 at March 31, 2012 to $232,084 at March 31, 2013. The increase in current notes payable is related to the 29-Palms North and Apple Valley East Re-Site (Nguyen) vacant land purchases. Under the 29-Palms North agreement to purchase, the seller agreed to carry back $32,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, the note was now due within one year, and therefore no longer a long-term liability. Under the Apple Valley East Re-Site (Nguyen) agreement to purchase, the seller agreed to carry back $200,000 of the purchase price for three months at 0% per annum interest. On January 7, 2013, the transaction closed. Accordingly, the note was due within one year, and thus a current liability.

We had no liabilities held for sale ($nil) at March 31, 2013, as compared to $33,475 in liabilities held for sale at March 31, 2012. The liabilities held for sale at March 31, 2012, related to the accounts payable and accrued liabilities of Coronus Hesperia West 1 LLC and the cost and liabilities incurred in relation to the Hesperia West Agreement. Pursuant to the Solar PV Asset Sale Agreement with Sycamore, we transferred Coronus Hesperia West

1 LLC and assigned the Hesperia West Agreement to them on April 12, 2012, and therefore no longer owned Coronus Hesperia West 1 LLC or held the Hesperia West Agreement at March 31, 2013 (see Note 12 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

Long term notes payable increased by $376,930 or 187% from $202,084 at March 31, 2012 to $579,014 at March 31, 2013. The increase in notes payable is related to the Adelanto West and Yucca Valley East vacant land purchases. On April 19, 2012, Coronus completed the Adelanto West purchase. Under the agreement to purchase, the seller agreed to carry back $235,000 of the purchase price for three years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, Coronus completed the Yucca Valley East purchase. Under the agreement to purchase, the seller agreed to carry back $136,000 of the purchase price for two years at 6.5% per annum interest, with monthly payments of interest only.

Share capital decreased by $5,925,960 or 79% from $7,474,452 at March 31, 2012 to $1,548,492 at March 31, 2013. The decrease was attributable to the stock cancellation as a consequence of the Amended Solar Power Systems Agreement (see Note 10 of the Notes to the March 31, 2013 audited Financial Statements, elsewhere in this Form 10-K).

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

To become profitable and competitive, we need to obtain power purchase agreements from SCE, under the CPUC’s feed-in tariff program for small generators, obtain land use permits, and secure financing, on a per project basis, to pay solar PV system integrators to construct the utility-scale, solar PV systems. There is no assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms. If financing is not available on acceptable terms, we may be unable to develop our operations.

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

Our auditors have issued a going concern opinion in our consolidated financial statements for the year ended March 31, 2013. This means that there is substantial uncertainty that we will continue operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Liquidity and Capital Resources

Since inception, we have issued 17,219,486 shares of our common stock and received cash of $591,861.

On March 19, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 1 LLC, entered into a Power Purchase Agreement (“PPA”) with SCE. The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system on a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to a vacant land purchase agreement (the “Hesperia West Agreement”). On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to 1) sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC, 2) assign to Sycamore, the Hesperia West Agreement, and 3) use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West land parcel, and to sell this PPA, relating to a 1.5 MW solar PV system, to Sycamore if obtained.

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

On August 30, 2012, Coronus, through its wholly-owned subsidiary, Coronus Hesperia West 2 LLC, entered into the second PPA with SCE. Having obtained the second PPA on the Hesperia West land parcel, on September 6, 2012, Sycamore paid the balance of the Basic Price, or $909,019, to Coronus, and Coronus transferred the sole membership in Coronus Hesperia West 2 LLC to Sycamore, thus concluding the Solar PV Asset Sale Agreement.

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

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1 and Yucca Valley East 2 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, we were required to post and maintain development fees (the “Yucca Valley East Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East Development Securities to us within thirty days of each facility’s initial operation. On September 27, 2012, we paid the Yucca Valley East Development Securities.

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), our wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three PPAs (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to our applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) on the 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Re-Site Property”), Coronus acquired on December 28, 2012.

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, we were required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to us within thirty days of each facility’s initial operation. On September 27, 2012, we paid the 29-Palms North Development Securities.

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

The Joshua Tree East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects’ generation, net of station use. The term of the Joshua Tree East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Joshua Tree East PPAs. Initial operation of the Joshua Tree East 1, Joshua Tree East 2, Joshua Tree East 3, Joshua Tree East 4, and Joshua Tree East 5 Projects must be no later than eighteen months from the Joshua Tree East PPAs Effective Date. The Joshua Tree East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Joshua Tree East PPAs Effective Date, we were required to post and maintain development fees (the “Joshua Tree East PPAs Development Securities”) equal to $36,736 per Joshua Tree East PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Joshua Tree East PPAs Development Securities to us within thirty days of each facility’s initial operation. On January 4, 2013, we paid the Joshua Tree East PPAs Development Securities.

On December 7, 2012 (the “Apple Valley East PPAs Effective Date”), our wholly-owned subsidiaries, Coronus Apple Valley East 1 LLC and Coronus Apple Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Apple Valley East PPAs”) with SCE. The Apple Valley East PPAs relate to our applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Apple Valley East 1 and Apple Valley East 2 Projects”) on the 14.78 and 8.91 acre parcels of vacant land, adjacent to one another, situated east of Apple Valley, in the County of San Bernardino, California [the “Apple Valley East Re-Site (Nguyen) Property” and the “Apple Valley East Re-Site (McGee) Property”, respectively], Coronus acquired on January 7 and March 5, 2013, respectively.

The Apple Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Apple Valley East 1 and Apple Valley East 2 Projects’ generation, net of station use. The term of the Apple Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Apple Valley East PPAs. Initial operation of the Apple Valley East 1 and Apple Valley East 2 Projects must be no later than eighteen months from the Apple Valley East PPAs Effective Date. The Apple Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Apple Valley East PPAs Effective Date, we were required to post and maintain development fees (the “Apple Valley East PPAs Development Securities”) equal to $38,850 per Apple Valley East PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Apple Valley East PPAs Development Securities to us within thirty days of each facility’s initial operation. On January 4, 2013, Coronus paid the Apple Valley East PPAs Development Securities.

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

The Adelanto West PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Adelanto West 1 and Adelanto West 2 Projects’ generation, net of station use. The term of the Adelanto West PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Adelanto West PPAs. Initial operation of the Adelanto West 1 and Adelanto West 2 Projects must be no later than eighteen months from the Adelanto West PPAs Effective Date. The Adelanto West PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Adelanto West PPAs Effective Date, we are required to post and maintain development fees (the “Adelanto West PPAs Development Securities”) equal to $37,604 per Adelanto West PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the Adelanto West PPAs Development Securities to us within thirty days of each facility’s initial operation.

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

The Yucca Valley East 3 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Yucca Valley East 3 Project’s generation, net of station use. The term of the Yucca Valley East 3 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East 3 PPA. Initial operation of the Yucca Valley East 3 Project must be no later than eighteen months from the Yucca Valley East 3 PPA Effective Date. The Yucca Valley East 3 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East 3 PPA Effective Date, we are required to post and maintain a development fee (the “Yucca Valley East 3 PPA Development Security”) equal to $37,604. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facility, SCE shall return the Yucca Valley East 3 PPA Development Security to us within thirty days of the facility’s initial operation.

We expect to obtain capital through the sale of our common stock, or through the sale of one or more of our solar PV projects under development. There is no assurance we will obtain further PPAs, obtain land use permits, or secure financing, on a per project basis, to pay a solar PV system integrator, in installments, to construct the utility-scale, solar PV systems. Further, there is no assurance we will sell any shares of common stock, or that we will be able to raise any capital through the sale of our solar PV projects under development. We believe that capital generated from the sale of our common stock, or through the sale of our solar PV projects under development, will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from the sale of solar PV projects under development are our only anticipated sources of additional capital.

To develop a 1.5 MW ground-mount, fixed-tilt, solar PV power plant, we forecast the total project cost to be $4.6 million, inclusive of the costs of the power plant, interconnection, land, and project entitlement, but exclusive of a developer fee or profit. We base our cost forecast on 1) the costs we’ve incurred to date, 2) the costs we anticipate we will incur to complete development of the portfolio of solar PV projects we are developing, and 3) the pricing estimates we obtained from solar PV system integrators to build turn-key solar PV systems.

On March 31, 2011, the Company and Coronus entered into a purchase agreement for ground-mount, solar PV power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, we paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of our common stock to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress when the agreement was first entered into.

On August 15, 2012, we amended the Solar Power Systems Agreement (the “Amended Solar Power Systems Agreement”). Under the Amended Solar Power Systems Agreement, the provision of Coronus to purchase a total of 21 MW of utility-scale, ground-mount, solar PV power systems from Belectric, for consideration of $76,818,000, exclusive of taxes (the “Original Basic Price”), was modified. Under the Amended Solar Power Systems Agreement, Coronus and Belectric agreed to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis (the “Purchase and Sale Agreements”). The Amended Solar Power Systems Agreement was effective as of August 15, 2012, and was to remain in full force and effect for three years. Throughout the term of the Amended Solar Power Systems Agreement, Belectric was to retain the exclusive right to negotiate Purchase and Sale Agreements with Coronus for solar power systems.

On entering into the original Solar Power Systems Agreement, we paid 15% of the Original Basic Price, or $11,522,700, by way of issuing 10,974,000 shares (the “Original Payment Shares”) of our common stock to Belectric, at a deemed price of $1.05 per share. Under the Amended Solar Power Systems Agreement, as additional purchase and sale consideration, Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012, resulting to a reduction of construction in progress of $5,925,960.

On March 27, 2013, pursuant to a Mutual Release and Termination Agreement, the Company, Coronus and Belectric terminated and released each other from any and all claims that may have arisen under, or in connection with, the Amended Solar Power Systems Agreement. But for Section 2.3 of the Amended Solar Power Systems Agreement, Non-Refundability of Payment Shares, the Amended Solar Power Systems Agreement, together with any and all addenda thereto or amendments thereof, was thereby terminated, and of no further force or effect. Pursuant to Section 2.3 of the Amended Solar Power Systems Agreement, Non-Refundability of Payment Shares, ownership of the 1,097,400 of the Original Payment Shares currently owned and held by Belectric survived the Mutual Release and Termination Agreement, and are continued to be owned and held by Belectric. As a consequence of the termination, on March 27, 2013, Coronus wrote off the balance of its construction in progress of $658,440, as the asset is no longer available to Coronus.

On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (“the “Twentynine Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price of $32,000, all cash, was paid on January 24, 2011. On March 29, 2013, Coronus transferred 100% ownership of the parcel to us, in return for us reducing the debt Coronus owed us by $33,161. At this point in time, we have opted not to pursue interconnection agreements for solar power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Twentynine Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus agreed to pay $8,000, with the seller agreeing to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 16, 2011, the transaction closed. Accordingly, Coronus owns this parcel. On May 17, 2013, Coronus paid the balance amount owing of $32,000, retiring the seller’s note. Accordingly, Coronus now owns this parcel unencumbered. At this point in time, we have opted not to pursue interconnection agreements for solar power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated network upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. Coronus agreed to pay $8,000, with the seller agreeing to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On March 17, 2011, the transaction closed. On May 9, 2013, the parties agreed on a one-year extension to the balance amount note. All other terms remain the same, and monthly interest will continue to be paid throughout the extension. At this point in time, we are precluded from pursuing interconnection agreements for solar power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the existing, regional specific, transmission infrastructure lacks the transmission capacity we would require to deploy solar power systems on this parcel. Although SCE plans to upgrade this transmission infrastructure, these upgrades are not slated for completion till 2018 – 2019. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price was $200,000. Coronus agreed to pay $30,000, with the seller agreeing to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On June 30, 2011, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing five interconnection agreements for five 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the five systems, and have entered into five separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Joshua Tree East PPAs above). We are now also underway with the permitting/ entitlement process.

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The purchase price was $400,000. Coronus agreed to pay $165,000, with the seller agreeing to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. On April 19, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on this parcel. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Adelanto West PPAs above). We are now also underway with the permitting/ entitlement process.

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price was $170,000. Coronus agreed to pay $34,000, with the seller agreeing to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On August 17, 2012, the transaction closed. Accordingly, Coronus owns this parcel. Additionally, on March 28, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement #2”) to acquire a 20 acre parcel of vacant land, immediately adjacent to the “Yucca valley East” 34.07 acre parcel. The purchase price is $100,000. Close of escrow is October 31, 2013. Coronus deposited $10,000 into escrow and agrees to deposit an additional $90,000 within sufficient time to close escrow. The Yucca Valley East Agreement #2 is subject to Coronus receiving permit approval for its solar PV projects Coronus Yucca Valley East 1, 2 and 3. At this point in time, we are pursuing three interconnection agreements for the three 1.5 MW solar PV power systems sited on these two parcels. To date, we have obtained interconnection study results for the three systems, and have entered into three separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Yucca Valley East PPAs above). We are now also underway with the permitting/ entitlement process.

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California. The purchase price was $350,000, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $349,000 within sufficient time to close escrow. Close of escrow was March 15, 2013, and the Phelan South Agreement was subject to Coronus’ board of director approval on or before February 28, 2013. Between September 30, 2012, and March 15, 2013, Coronus made $11,278 in non-refundable payments to the seller, separate and distinct from the purchase. Coronus’ board of directors did not approve the purchase. Effective April 22, 2013, the parties mutually terminated the Phelan South Agreement.

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with our wholly-owned subsidiary Coronus 29-Palms Morongo LLC. The purchase price for the land is $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. Effective May 3, 2013, the parties amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 24.23 acre parcel of vacant land was adopted, with the following terms: 1) Coronus 29-Palms Morongo LLC pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo LLC exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo LLC to apply for a conditional use permit from the County of San Bernardino. In respect of the parties replacing Coronus as purchaser with Coronus 29-Palms Morongo LLC, we reduced the debt Coronus owed us by $1,000, which equaled the deposit Coronus paid on entering into the 29-Palms Morongo Agreement. Additionally, on March 31, 2013, Coronus assigned the interconnection request for project Coronus 29-Palms Morongo to Coronus 29-Palms Morongo LLC. In return, the Company reduced the debt Coronus owed the Company by $10,000, which equaled the original deposit of $10,000 Coronus paid to SCE on entering into the system impact study agreement. To date, we have obtained the interconnection study results for the one 1.5 MW solar PV power system sited on this parcel.

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”] to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Coronus paid $100,000 and the seller agreed to carry back the balance amount of $200,000 for three months at 0% ($nil) interest. The transaction closed on January 7, 2013, and on April 3, 2013, Coronus paid out the balance amount of $200,000, retiring the note. Accordingly, Coronus owns this parcel. Additionally, on February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (McGee)”] to acquire the 8.91 acre parcel of vacant land, situated adjacent to the 14.78 acre parcel. The purchase price was $100,000. The transaction closed on March 5, 2013. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing two interconnection agreements for two 1.5 MW solar PV power systems sited on these two adjacent parcels. To date, we have obtained interconnection study results for the two systems, and have entered into two separate PPAs with SCE, under the CREST tariff, in respect of these systems (see the Apple Valley East PPAs above). We are now also underway with the permitting/ entitlement process.

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

Under the CPUC’s current feed-in tariff for small generators, we are entitled to enter into multiple 1.5 MW power purchase agreements provided we deploy multiple 1.5 MW solar power systems. Further, we are entitled to deploy multiple 1.5 MW solar power systems on the same parcel, provided this works from a utility interconnection point of view. Because we estimate the total project cost to develop a 1.5 MW solar power plant, but for the developer’s profit, to be $4.6 million, we estimate the total project cost to develop one to three 1.5 MW solar power plants, per parcel, and but for the developer’s profit, to be $4.6 million to $13.8 million. We expect to obtain the capital to pay for these power plants, through the sale of our common stock and through non-recourse senior secured debt. There is no assurance, however, that we will be able to raise this capital through the sale of common stock, or through non-recourse senior secured debt.

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

The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 31, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date. Originally, on or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, the Company was to transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, was either to be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase did not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance was to be due and payable on the Maturity Date. On May 3, 2013, the parties agreed that the terms of a stock purchase agreement could not be agreed on. Accordingly, the unpaid principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

In connection with the Loan, Coronus and the Project Companies shall pay up to $20,000 in costs and expenses incurred by Clean Focus in the preparation of the Note and the related loan documents. Additionally, with each Advance, and from the proceeds of each Advance, Coronus was to pay Clean Focus a fee equal to 2% of the principal amount of the Advance. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Clean Focus the 2% fee, or $30,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Clean Focus the 2% fee, or $10,000. Further, in connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus was to pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Earthlight the 3% fee, or $45,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Earthlight the 3% fee, or $15,000.

On January 31, 2013, the parties amended the mechanics of the draw dates and amounts under the Loan. Under the amended mechanics, Coronus was to provide Clean Focus with invoices, supportive of the schedule, and Clean Focus was to make the required payments direct to the payee, when due. With each direct payment, Coronus was to credit Clean Focus its fee equal to 2% of the principal amount of the payment. The parties amended the mechanics of the draw dates and amounts to facilitate Clean Focus’ reporting with the U.S. Citizenship and Immigration Services, as the source of the Loan is EB-5 immigrant investor funds. All other aspects of the Loan mechanics remained unchanged. Accordingly, consistent with the original agreement with Earthlight, on February 6, 2013, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the third Advance, and on March 11, 2013, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the fourth and final Advance.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte held a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry was a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). On entering into the Industry Solar PV Asset Sale Agreement, Coronus deposited $40,000 with Solar Krafte, refundable to Coronus if SCE refused to approve 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Not having received SCE’s approval, on March 27, 2013, Coronus exercised its right to terminate the Industry Solar PV Asset Sale Agreement, and on March 27, 2013, Solar Krafte refunded the $40,000 deposit. Jeff Thachuk, our president and a control person of us, is the chairman, chief executive officer, and a control person of Solar Krafte. Mark Burgert, a control person of us, is the president and a control person of Solar Krafte.

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

On February 14, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Adelanto West 1 and 2, we posted with SCE the initial interconnection financial securities, in the amounts of $36,660 and $38,260, respectively. The posting amounts for the Coronus Adelanto West 1 and 2 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on April 13, 2012.

On February 14, 2013, pursuant to the SCE interconnection request for solar PV project Coronus Yucca Valley East 3, Coronus posted with SCE the initial interconnection financial security, in the amount of $84,500. This amount was determined by the results of the System Impact Study Coronus entered into with SCE on June 25, 2012.

On February 20, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, Coronus posted with SCE the second interconnection financial securities, in the amounts of $156,350 and $126,050, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the Combined System Impact and Facility Study Coronus entered into with SCE on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the System Impact Study Coronus entered into with SCE on February 29, 2012.

On February 25, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $25,300 and $69,980, respectively. The posting amounts for the Coronus Yucca Valley East 1 and 2 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on February 2, 2012.

On April 15, 2013, pursuant to the SCE interconnection request for solar PV project Coronus Yucca Valley East 3, Coronus posted with SCE the second interconnection financial security, in the amount of $42,250. This amount was determined by the results of the System Impact Study Coronus entered into with SCE on June 25, 2012.

On April 26, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $12,650 and $34,990, respectively. The posting amounts for the Coronus Yucca Valley East 1 and 2 projects were determined by the results of the System Impact Studies Coronus entered into with SCE on February 2, 2012.

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight as a consultant, with Earthlight providing Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Under the engagement, Coronus is to pay Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. Mark Burgert, a control person of us, is the president and a control person of Earthlight.

On January 26, 2013, Coronus entered into a Biological Survey Agreement (the “Biological Survey Agreement”) with Phoenix Biological Consulting, LLC (“Phoenix”), where Phoenix is to perform focused biological surveys for Coronus projects Adelanto West, 29-Palms North, Joshua Tree East, Yucca Valley East, and Apple Valley East. The focused biological survey scope of work includes surveys for desert tortoise, burrowing owl, Mohave ground squirrel, and rare plants. Additionally, the scope of work includes lake and streambed delineation, as well as the development of Joshua tree relocation and management plans. The estimated total cost for performing the work is $137,310. The work was expected to begin, and did, in March, 2013, and will continue up through July, 2013. Coronus is billed at the end of each month for the services rendered during that month, and Coronus pays, and agrees to pay, Phoenix within one month after receiving each invoice.

On March 20, 2013, Coronus entered into a Master Services Agreement with solar PV systems integrator Belectric, Inc. (“Belectric”), which allows Belectric to perform Conditional Use Permit (“CUP”) application pre-engineering services for Coronus projects Adelanto West, Apple Valley East, 29-Palms North, Yucca Valley East, and Joshua Tree East. The services to be performed for each project are limited to, and may include, ALTA/ topographical surveys, geotechnical reports, water quality management plans, and hydrology studies. The services shall be completed within approximately eight weeks. The Company estimates the services will cost approximately $30,000 to $35,000 per project.

As a consequence of shareholder loans, we were indebted to our principal executive officer, who serves also as a director, in the amount of $243,288, inclusive of interest, through March 31, 2012. As of March 31, 2010, the loans were interest free, unsecured and due on demand. Effective April 1, 2010, the aggregate loan accrued interest at the annual rate of 4%. At March 31, 2012, the Company had accrued interest payable of $17,991 on the shareholder loan. As in the past, the loan was unsecured and due on demand. Additionally, our principal executive officer earns a salary of CAD$8,000 per month, effective June 1, 2011 (CAD$3,000 per month historically), but forgave this salary when due, and had done so for the past five years. Effective October 1, 2011, this salary now accrued. In addition to the above, at March 31, 2012, included in accounts payable, CAD$1,189 was owed to our principal executive officer for out-of-pocket expenses. This amount remained payable and did not accrue interest. This amount was not reflected in the shareholder loans described above.

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

As of March 31, 2013, our total current assets were $911,334 and our total current liabilities were $3,206,909, resulting in a working deficiency of $2,874,589.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2012 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

Critical Accounting Policies

Accounting Pronouncements Adopted During the Period

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

New Accounting Pronouncements Not Yet Adopted

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

Comprehensive income

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220); Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning April 1, 2013. Other than requiring additional disclosures, the adoption did not have an effect on our consolidated financial statements.

Foreign currency

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from April 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

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

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CORONUS SOALR INC.

We have audited the consolidated balance sheets of Coronus Solar Inc. (the "Company") and as at March 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2013 and 2012 and the result of its operations and its cash flow for the years ended March 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements refer to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MNP LLP

Chartered Accountants

Vancouver, Canada
July 1, 2013

ACCOUNTING › CONSULTING › TAX
2300, 1055 DUNSMUIR STREET, PO BOX 49148; VANCOUVER BC; V7X 1J1
1-877-688-8408 P: 604-685-8408 F: 604-685-8594 www.MNP.ca

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	March 31,	March 31,
	2013	2012

ASSETS
CURRENT
Cash and cash equivalents	$284,989	$327
Other receivables	34,529	900
Prepaid expenses and deposits (Note 7)	27,666	42,149
Assets held for sale (Note 12)	-	40,161

TOTAL CURRENT ASSETS	347,184	83,537

PREPAID EXPENSES AND DEPOSITS (Note 7)	564,150	-

CONSTRUCTION IN PROGRESS (Note 10)	-	6,584,400

PROPERTY, PLANT AND EQUIPMENT (Note 8)	127,002	122,743

PROJECT ASSETS (Note 9)	3,477,920	212,046

INTANGIBLE ASSET (Note 11)	-	4,180

TOTAL ASSETS	$4,516,256	$7,006,906

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 20)	$72,725	$144,656
Loan from a shareholder (Note 13)	-	243,288
Convertible notes payable (Note 16)	-	15,198
Senior secured promissory note (Note 17)	2,902,100	-
Notes payable (Note 14)	232,084	37,100
Liabilities held for sale (Note 12)	-	33,475

TOTAL CURRENT LIABILITIES	3,206,909	473,717

NOTES PAYABLE - LONG TERM (Note 14)	579,014	202,084

TOTAL LIABILITIES	3,785,923	675,801

STOCKHOLDERS’ EQUITY
SHARE CAPITAL (Note 18)
Authorized: Unlimited voting common shares without par value Issued and outstanding: 17,219,486 common shares (March 31, 2012: 27,096,086)	1,548,492	7,474,452

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(28,035)	(26,232)

DEFICIT, accumulated during the development stage	(1,388,658)	(1,715,649)

TOTAL STOCKHOLDERS’ EQUITY	730,333	6,331,105

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,516,256	$7,006,906

CONTINGENT LIABILITIES (Note 19)
GOING CONCERN (Note 2)

(See accompanying notes to the consolidated financial statements)

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001) to
	2013	2012	March 31, 2013

REVENUE	$-	$-	$1,751

EXPENSES
Amortization - tangible and intangible assets	4,222	7,221	57,369
Amortization - financing costs on promissory note	62,122	-	62,122
Consulting fees	96,593	-	117,521
Interest on shareholder loan	433	9,081	28,306
Interest and bank charges	44,619	20,354	77,473
Office and miscellaneous	57,510	56,231	164,200
Professional fees	84,696	84,412	434,095
Repairs and maintenance	-	-	869
Salaries and wages (Note 18)	99,323	86,601	568,537
Stock based compensation	-	-	492,309
Telephone and utilities	812	811	13,189
Advertising and promotion	-	202	9,124
Travel	8,021	1,937	11,177
Feasibility study	165,571	104,670	282,441
Foreign exchange loss	8,560	3,235	14,294
Write-down of land deposits	12,278	3,210	23,888
Write down in website development costs	-	-	17,390
Write-off CIP (Note 10)	658,440	-	658,440
Write-off trademark cost	-	-	279
Write-off on discount of convertible notes	86,923	-	86,923

	1,390,123	377,965	3,119,946

OTHER ITEMS
Interest income	90	-	121
Debt forgiven	-	7,967	13,192
Gain on sale of assets (Note 12)	1,717,024	-	1,717,024
Others	-	(800)	(800)

	1,717,114	7,167	1,729,537

NET INCOME (LOSS) FOR THE PERIOD	326,991	(370,798)	(1,388,658)

Other comprehensive income (loss) for the period

Exchange difference on translation	(1,802)	8,706	(28,034)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$325,189	$(362,092)	$(1,416,692)

Profit (loss) per share - Basic (Note 6)	$0.02	$(0.01)

Weighted average number of common shares outstanding - basic	20,926,593	27,049,223

Profit (loss) per share - Diluted (Note 6)	$0.02	$(0.01)

Weighted average number of common shares outstanding - diluted	21,751,910	27,049,223

(See accompanying notes to the consolidated financial statements)

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to March 31, 2013
(Expressed in U.S. Dollars)

					DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	OTHER	DURING	TOTAL
	COMMON		PAID-IN	COMPREHENSIVE	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

Exercise of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

(See accompanying notes to the consolidated financial statements)

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 3, 2001 (inception) to March 31, 2013
(Expressed in U.S. Dollars)

					DEFICIT
				ACCUMULATED	ACCUMULATED
			ADDITIONAL	OTHER	DURING	TOTAL
	COMMON		PAID-IN	COMPREHENSIVE	DEVELOPMENT	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	STAGE	EQUITY
Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp. on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	692,751	329,122	(23,237)	(1,174,823)	(176,187)

Stock issued for cash at $0.402 per share on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	7,474,452	598,534	(26,232)	(1,715,649)	6,331,105

Stock cancelled for amendment of agreement on August 15, 2012 (Note 10)	(9,876,600)	(5,925,960)	-	-	-	(5,925,960)
Forgiveness of debt by a director and shareholder			-	-	-	-
Comprehensive income :
Currency translation adjustment	-	-	-	(1,803)	-	(1,803)
Income for the year	-	-	-	-	326,991	326,991

Balance, March 31, 2013	17,219,486	1,548,492	598,534	(28,035)	(1,388,658)	730,333
(See accompanying notes to the consolidated financial statements)

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

			Cumulative from
			inception
	Years ended March 31,		(December 3, 2001)
	2013	2012	to March 31, 2013

OPERATING ACTIVITIES
Net income (loss) from operations	$326,991	$(370,798)	$(1,388,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization - tangible and intangible assets	4,222	7,221	57,369
Amortization - financing costs on promissory note	80,506	-	80,506
Foreign exchange gain/loss	-	-	(20,930)
Forgiveness of debt	-	38,165	249,069
Imputed interests	-	9,081	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	86,923	15,198	102,121
Gain on sale of assets	(1,717,024)	-	(1,717,024)
Write-down of land deposits	12,278	-	12,278
Write down of website development costs	-	-	17,390
Write-off CIP	658,440	-	658,440
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	(33,764)	2,110	(33,409)
Prepaid expenses and deposits	(559,977)	(79,372)	(625,997)
Accounts payables and accrued liabilities	(73,688)	133,393	103,991

NET CASH USED IN OPERATING ACTIVITIES	(1,215,093)	(245,002)	(1,958,092)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(2,698,779)	(54,649)	(2,831,369)
Land deposit	(2,015)	-	(48,423)
Net proceeds on sales of assets	1,723,710	-	1,723,710
Intangible asset	-	-	(369)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(977,084)	(54,649)	(1,158,322)

FINANCING ACTIVITIES
Issuance of common shares	-	221,737	591,861
Financing costs on promissory note	-	-	-
Senior secured promissory note	2,821,594	-	2,821,594
Due to related party	2,586	-	2,586
Loan from a shareholder	(242,758)	(28,499)	(47,141)
Payment of deferred financing fee	-	-	-
Note payable	-	100	37,100
Convertible note payable	(102,088)	100,698	(1,390)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,479,334	294,036	3,404,610

EFFECT OF EXCHANGE RATE ON CASH	(2,494)	(291)	(3,206)

NET INCREASE (DECREASE) IN CASH	284,662	(5,906)	284,989

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Year	327	6,233	-

CASH AND CASH EQUIVALENTS - End of Year	$284,989	$327	$284,989

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$57,297	$15,949	$74,933
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400
Cancellation of common shares for amendment of the agreement	$5,925,960	$-	$5,925,960
Forgiveness of debt by a director and shareholder	$-	$-	$-

(See accompanying notes to the consolidated financial statements)

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

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

The Company is considered a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. The Company has accumulated losses since its inception and requires additional funds to maintain and expand its intended business operations.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 2 – Basis of Presentation - Going Concern Uncertainties

The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Management plans to obtain additional financing through the issuance of shares, in order to allow the Company to complete its development phase and commence earning revenue. These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than in the normal course of business.

The Company will seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Information on the Company’s working capital and deficit is:

	March 31, 2013	March 31, 2012
Working capital (deficiency)	$(2,874,589)	$(390,180)
Deficit	1,388,658	1,715,649

Note 3 – Summary of Significant Accounting Policies

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of Coronus Solar Inc. and its 100% owned subsidiaries, Coronus Energy Corp. and Coronus 29-Palms Morongo LLC, and the 100% owned, subsidiaries of Coronus Energy Corp., namely, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC, (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

(b) Basis of presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and are expressed in U.S. dollars.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 3 – Summary of Significant Accounting Policies - Continued

(c) Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from the estimates.  Areas requiring significant management estimates relate to impairment of long-lived assets, fair value of stock-based compensation, and valuation allowance for future income tax assets.

(d) Foreign currency translation and transactions

Coronus Solar Inc.’s functional currency is Canadian dollars. All the subsidiaries’ functional currency is US dollars. Transactions in other currencies are recorded in Canadian and US dollars at the rates of exchange prevailing when the transactions occur. Monetary assets and liabilities denominated in other currencies are translated into Canadian and US dollars at rates of exchange in effect at the balance sheet dates. Exchange gains and losses are recorded in the statements of operations.

The Company has chosen U.S. dollars as its reporting currency. Coronus Solar Inc.’s assets and liabilities are translated into the reporting U.S. dollars at exchange rates at the year end date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates during the year. Accumulated translation adjustments are reported as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity (deficiency).

(e) Cash and cash equivalents

Cash and cash equivalents are highly liquid investments, such as cash on hand and term deposits with major financial institutions, having a term to maturity of three months or less at the date of acquisition that are readily convertible to known amounts of cash. As at March 31, 2013 and 2012, there were no cash equivalents.

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

Land is recorded at the cost, which includes land not currently being used in our operating.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 3 – Summary of Significant Accounting Policies – Continued

(g) Project Assets

Project assets consist primarily of costs relating to solar power projects in various stages of development. These costs include costs for land and costs for developing a PV solar power plant. Development costs can include legal, consulting, permitting, interconnect, and other similar costs. We classify project assets generally as noncurrent due to the nature of a solar power project which is typically longer than 12 months.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the project will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing or regulatory conditions that impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operations.

(h) Construction in progress

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

(i) Concentration of credit risk

The Company has cash and cash equivalents with various financial institutions, which may exceed insured limits throughout the year. The Company is exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institution. However, the Company does not anticipate non-performance. As of March 31, 2013, the Company had approximately $250,227 (March 31, 2012 - $55) in a bank beyond federally insured limit.

(j) Intangible assets

Intangible assets are recorded at cost and are amortized on a straight-line basis over the period of their useful life.

On November 2, 2009, the Company, through the acquisition of Coronus, obtained a business plan to deploy and operate utility-scale solar power systems in the State of California, U.S.A. The business plan was recorded at fair value on the acquisition date and had been amortized over its estimated useful life of 3 years.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

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

(m) Advertising expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended March 31, 2013 was $nil (2012: $202).

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

(o) Income or loss per share

The Company presents net income per share on a basic and diluted basis. Basic earnings per share is computed using weighted-average shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of shares outstanding adjusted for dilutive common stock equivalents. The weighted-average number of shares outstanding for basic earnings per share were 20,926,593 and 20,049,223 for fiscal 2013 and 2012, respectively. The number of shares outstanding for diluted earnings per share were increased by 825,317 due to potentially dilutive common stock equivalents issuable under the Company’s stock compensation plans. For January 31, 2012, the number of shares outstanding for diluted earnings per share was the same as the basic earnings per share because the Company generated a net loss.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

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

(q) Fair value of financial instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The Company’s financial instruments includes cash and cash equivalents, other receivable, accounts payable and accrued liabilities, loan from a shareholder, convertible notes payable, senior secured promissory note and notes payable. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

•
ASC Topic 820-10 provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

For the years ended March 31, 2013 and 2012, the fair value of cash and cash equivalents was measured using Level one inputs.

With the exception of convertible notes payable, senior secured promissory note and notes payable, the carrying amount of cash and cash equivalents, other receivable, accounts payable and accrued liabilities, and loan from a shareholder approximate their respective fair values due to the short-term nature of these instruments. The convertible notes payable, senior secured promissory note and notes payable are reported at their estimated fair value determined as described in more details in Note 14, 16, and 17.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 3 – Summary of Significant Accounting Policies - Continued

(q) Fair value of financial instruments - Continued

There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended March 31, 2013 and 2012.

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

Note 4 – Accounting Pronouncements Adopted During the Period

(a) Presentation of comprehensive income

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

Note 5 – New Accounting Pronouncements Not Yet Adopted

(a) Disclosures about offsetting assets and liabilities

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 5 – New Accounting Pronouncements Not Yet Adopted- Continued

(b) Comprehensive income

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220); Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this guidance beginning April 1, 2013. Other than requiring additional disclosures, the adoption did not have an effect on our consolidated financial statements.

(c) Foreign currency

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, “Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from April 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Earnings (Loss) per Share

The calculation of basic and diluted earnings per share for the year ended March 31, 2013 was based on the net income attributable to common shareholders of $279,052 and a weighted average number of common shares outstanding of 20,926,593 and 21,751,910, respectively.

The calculation of basic and diluted loss per share for the year ended March 31, 2012 was loss attributable to common shareholders of $370,798 and a weighted average number of common shares outstanding of 27,049,223 and 27,049,223 respectively. 533,666 warrants and 740,000 options were excluded from the diluted weighted average number of common shares calculation as their effect would have been anti-dilutive.

Weighted average number of common shares calculations for basic and diluted earnings (loss) per share for the year ended March 31, 2013 and 2012 are as summarized as follows:

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 6 – Earnings (Loss) per Share - Continued

	Year ended
	March 31,
	2013	2012

Issued common share at beginning of year	27,096,086	26,729,086
Issued during the year	-	320,137
Cancelled during the year	(6,169,493)	-
Weighted average number of common
shares at March 31 for basic earnings
(loss) per share calculation	20,926,593	27,049,223

Effect of share options on issue	691,900	-
Effect of share warrants on issue	133,417	-
Diluted Weighted average number of
common shares at March 31 for
diluted earnings (loss) per share calculation	21,751,910	27,049,223

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the year during which the options were outstanding.

Note 7 – Prepaid expenses and deposits

Prepaid expenses and deposits at March 31, 2013 and 2012 were summarized as follows:

	March 31, 2013	March 31, 2012
Current
Prepaid expenses	$766	$350
Prepaid expenses- Utility Interconnection Studies (a)	25,900	38,799
Land deposit (b)	1,000	3,000
Long Term
Development security deposit (c)	564,150	-
Total	$591,816	$42,149

(a) Utility Interconnection Studies

(i) FAS Study Agreement for Project Coronus Joshua Tree East 5

On January 25, 2013, Coronus entered into a Facilities Study Agreement (the “FAS Agreement for Joshua Tree East 5”) with SCE. The FAS Agreement related to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV system on the 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California (the “Joshua Tree East Property”), Coronus acquired on June 30, 2011.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(a) Utility Interconnection Studies - Continued

The FAS Agreement set forth the terms and conditions for SCE to perform a facilities study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE was to make a refined determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the PV system. The estimated cost of the study was $15,000. On entering into the FAS Agreement, Coronus paid SCE the $15,000 deposit which $12,037 has been amortized to expenses as at March 31, 2013. On April 16, 2013, Coronus received the FAS study results for Coronus Joshua Tree East 5.

(ii) FAS Study Agreements for Projects Coronus Adelanto West 1 and 2

On February 27, 2013, Coronus entered into two Facilities Study Agreements (the “FAS Agreements for Adelanto West 1 and 2”) with SCE. The FAS Agreements relate to Coronus’ application for interconnection service and the CREST tariff for two 1.5 MW solar PV systems on the 40 acre parcel of vacant land, situated in the City of Adelanto, California, Coronus acquired on April 19, 2012 (Note 8(iii)).

The FAS Agreements set forth the terms and conditions for SCE to perform facilities studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a refined determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the two PV systems. The estimated cost of each study is $15,000. On entering into the FAS Agreements, Coronus paid SCE the $30,000 in deposits which $8,000 has been amortized to expenses as at March 31, 2013.

(iii) SIS Study Agreement for Project Coronus 29-Palms Morongo (Coronus 29-Palms North 4)

On October 11, 2012, Coronus entered into a System Impact Study Agreement (the “SIS Agreement for 29-Palms Morongo”) with SCE. The SIS Agreement related to Coronus’ application for interconnection service and the CREST tariff for a 1.5 MW solar PV system on the 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California (the “29-Palms Morongo Property”), Coronus agreed to acquire on October 24, 2012

The SIS Agreement set forth the terms and conditions for SCE to perform a system impact study to determine the impacts that would result from interconnecting the PV system and the adequacy of SCE’s electrical system to accommodate it. In addition, SCE was to make a preliminary determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed. The estimated cost of the study was $10,000. On entering into the SIS Agreement, Coronus paid SCE the $10,000 deposit which $8,507 has been amortized to expenses on March 31, 2013. On May 1, 2013, the Company received the SIS study results for Coronus 29-Palms Morongo.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(b) Land deposit

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price for the land is $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. Effective May 3, 2013, the parties amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 24.23 acre parcel of vacant land was adopted, with the following terms: 1) Coronus 29-Palms Morongo LLC pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo LLC exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo LLC to apply for a conditional use permit from the County of San Bernardino.

(c) Development security deposit

(i) Power Purchase Agreements for Projects Coronus 29-Palms North 1, 2 and 3

On August 30, 2012 (the “29-Palms North PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, and Coronus 29-Palms North 3 LLC, entered into three identical Power Purchase Agreements (the “29-Palms North PPAs”) with SCE. The 29-Palms North PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for three 1.5 MW solar PV power systems (the “29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects”) on the 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms North Re-Site Property”), Coronus acquired on December 28, 2012.

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, Coronus was required to post and maintain development fees (the “29-Palms North PPAs Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North PPAs Development Securities to Coronus within thirty days of each facility’s initial operation. On September 27, 2012, Coronus paid the 29-Palms North PPAs Development Securities.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(c) Development security deposit - Continued

(ii) Power Purchase Agreements for Projects Coronus Yucca Valley East 1 and 2

On August 30, 2012 (the “Yucca Valley East PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Yucca Valley East 1 LLC and Coronus Yucca Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Yucca Valley East PPAs”) with SCE. The Yucca Valley East PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Yucca Valley East 1 and Yucca Valley East 2 Projects”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), Coronus acquired on August 17, 2012, and on the adjacent 20 acre parcel of vacant land (the “Yucca Valley East #2 Property”), Coronus agreed to acquire on March 28, 2013.

The Yucca Valley East PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Yucca Valley East 1 and Yucca Valley East 2 Projects’ generation, net of station use. The term of the Yucca Valley East PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East PPAs. Initial operation of the Yucca Valley East 1, Yucca Valley East 2, and Yucca Valley East 3 Projects must be no later than eighteen months from the Yucca Valley East PPAs Effective Date. The Yucca Valley East PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East PPAs Effective Date, Coronus was required to post and maintain development fees (the “Yucca Valley East PPA Development Securities”) equal to $37,604 per Yucca Valley East PPA. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Yucca Valley East PPA Development Securities to Coronus within thirty days of each facility’s initial operation. On September 27, 2012, Coronus paid the Yucca Valley East PPA Development Securities.

(iii) Power Purchase Agreement for Project Coronus Yucca Valley East 3

On January 15, 2013 (the “Yucca Valley East 3 PPA Effective Date”), Coronus’ wholly-owned subsidiary, Coronus Yucca Valley East 3 LLC entered into a Power Purchase Agreement (the “Yucca Valley East 3 PPA”) with SCE. The Yucca Valley East 3 PPA relates to Coronus’ application for interconnection service and the CREST tariff for a third 1.5 MW solar PV power system (the “Yucca Valley East 3 Project”) on the 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California (the “Yucca Valley East Property”), Coronus acquired on August 17, 2012, and on the adjacent 20 acre parcel of vacant land, Coronus agreed to acquire on March 28, 2013.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(c) Development security deposit - Continued

(iii) Power Purchase Agreement for Project Coronus Yucca Valley East 3 - Continued

The Yucca Valley East 3 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Yucca Valley East 3 Project’s generation, net of station use. The term of the Yucca Valley East 3 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East 3 PPA. Initial operation of the Yucca Valley East 3 Project must be no later than eighteen months from the Yucca Valley East 3 PPA Effective Date. The Yucca Valley East 3 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East 3 PPA Effective Date, Coronus was required to post and maintain a development fee (the “Yucca Valley East 3 PPA Development Security”) equal to $37,604. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facility, SCE shall return the Yucca Valley East 3 PPA Development Security to Coronus within thirty days of the facility’s initial operation. On February 14, 2013, we posted the Yucca Valley East 3 PPA Development Security.

(iv) Power Purchase Agreements for Projects Coronus Joshua Tree East 1, 2, 3, 4 and 5

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(c) Development security deposit - Continued

(iv) Power Purchase Agreements for Projects Coronus Joshua Tree East 1, 2, 3, 4 and 5 - Continued

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

(v) Power Purchase Agreements for Projects Coronus Apple Valley East 1 and 2

On December 7, 2012 (the “Apple Valley East PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Apple Valley East 1 LLC and Coronus Apple Valley East 2 LLC, entered into two identical Power Purchase Agreements (the “Apple Valley East PPAs”) with SCE. The Apple Valley East PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Apple Valley East 1 and Apple Valley East 2 Projects”) on the 14.78 and 8.91 acre parcels of vacant land, adjacent to one another, situated east of Apple Valley, in the County of San Bernardino, California [the “Apple Valley East Re-Site (Nguyen) Property” and the “Apple Valley East Re-Site (McGee) Property”, respectively], Coronus acquired on January 7 and March 5, 2013, respectively.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 7 – Prepaid expenses and deposits - Continued

(c) Development security deposit - Continued

(v) Power Purchase Agreements for Projects Coronus Apple Valley East 1 and 2 - Continued

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

(vi) Power Purchase Agreements for Projects Coronus Adelanto West 1 and 2

On January 15, 2013 (the “Adelanto West PPAs Effective Date”), Coronus’ wholly-owned subsidiaries, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC, entered into two identical Power Purchase Agreements (the “Adelanto West PPAs”) with SCE. The Adelanto West PPAs relate to Coronus’ applications for interconnection service and the CREST tariff for two 1.5 MW solar PV power systems (the “Adelanto West 1 and Adelanto West 2 Projects”) on the 40 acre parcel of vacant land, situated in the City of Adelanto, California (the “Adelanto West Property”), Coronus acquired on April 19, 2012.

The Adelanto West PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the Adelanto West 1 and Adelanto West 2 Projects’ generation, net of station use. The term of the Adelanto West PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Adelanto West PPAs. Initial operation of the Adelanto West 1 and Adelanto West 2 Projects must be no later than eighteen months from the Adelanto West PPAs Effective Date. The Adelanto West PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Adelanto West PPAs Effective Date, Coronus was required to post and maintain development fees (the “Adelanto West PPAs Development Securities”) equal to $37,604 per Adelanto West PPA. If, on or before initial operation, Coronus demonstrates to SCE’s satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facilities, SCE shall return the Adelanto West PPAs Development Securities to Coronus within thirty days of each facility’s initial operation. On February 14, 2013, Coronus paid the Adelanto West PPAs Development Securities.

All the aforementioned projects are estimated to be launched within one and half years.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 8 – Property, Plant and Equipment

Property, plant and equipment at March 31, 2013 and 2012 were summarized as follows:

		Accumulated	Net book
March 31, 2013	Cost	depreciation	value

Office equipment	$1,351	$1,231	$120
Computer equipment	1,034	1,008	26
Land*	126,856	-	126,856
	$129,241	$2,239	$127,002

		Accumulated	Net book
March 31, 2012	Cost	depreciation	value

Office equipment	$1,373	$1,220	$153
Computer equipment	1,051	1,014	37
Land*	122,553	-	122,553
	$124,977	$2,234	$122,743

*Land

(i) 29-Palms East

Such represents a 30 acre parcel of vacant land, situated east of 29-Palms, in the County of San Bernardino, California. The purchase price was $32,000. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

(ii) Newberry Springs

Such represents a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

(iii) 29-Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $40,000. The transaction closed on May 16, 2011. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 9 – Project Assets

Project assets consisted of the following at March 31, 2013 and March 31, 2012:

	March 31, 2013				March 31, 2012
	Land	Project development costs		Total	Land	Project developments costs	Total
Joshua Tree East	$226,579	$364,800		$591,379	$212,046	$-	$212,046
Adelanto West	420,738	74,920		495,658	-	-	-
Yucca Valley East	189,769	179,780		369,549	-	-	-
29-Palms North Re-Site	405,649	908,850		1,314,499	-	-	-
Apple Valley East Re-Site (Nguyen)	302,475	303,800		606,275	-	-	-
Apple Valley East Re-Site (McGee)	100,560		-	100,560	-	-	-

	$1,645,770	$1,832,150		$3,477,920	$212,046	$-	$212,046

Land

(i) Joshua Tree East

On May 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Joshua Tree East Agreement”) to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The purchase price was $200,000. The transaction closed on June 30, 2011.

(ii) Adelanto West

On September 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Adelanto West Agreement”) to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The purchase price was $400,000. The transaction closed on April 19, 2012.

(iii) Yucca Valley East

On October 9, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement”) to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price was $170,000. The transaction closed on August 17, 2012.

(iv) 29-Palms North Re-Site

On December 6, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”). Under the 29-Palms North Re-Site Agreement, Coronus agreed to acquire a 160 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $400,000. The transaction closed on December 28, 2012.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 9 – Project Assets – Continued

Land - Continued

(v) Apple Valley East Re-Site (Nguyen)

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”] to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. The transaction closed on January 7, 2013.

(vi) Apple Valley East Re-Site (McGee)

On February 8, 2013, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (McGee)”] to acquire a 8.91 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $100,000. The transaction closed on March 5, 2013.

Project developments costs

(i) Initial Posting of Interconnection Financial Security for Project Coronus 29-Palms North 1

On December 3, 2012, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, Coronus posted with SCE the initial interconnection financial security, in the amount of $29,500. This amount was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on June 16, 2011.

(ii) Initial Posting of Interconnection Financial Security for Projects Coronus 29-Palms North 2 and 3

On December 26, 2012, pursuant to the Southern California Edison (“SCE”) interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $373,300 and $208,900, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on February 29, 2012.

(iii) Initial Posting of Interconnection Financial Security for Projects Coronus Apple Valley East 1 and 2

On December 27, 2012, pursuant to the SCE interconnection requests for solar PV projects Apple Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $270,900 and $32,900, respectively. The posting amounts for the Apple Valley East 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on May 3, 2012.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 9 – Project assets – Continued

Project developments costs - Continued

(iv) Initial Posting of Interconnection Financial Security for Projects Coronus Joshua Tree East 1, 2, 3, 4 and 5

On January 9, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Joshua Tree East 1, 2, 3, 4 and 5, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $41,200, $82,400, $41,200, $58,800 and $141,200, respectively. The posting amounts for the Joshua Tree East 1, 2 and 3 projects were determined by the results of the SIS studies SCE commenced with Coronus on February 23, 2012. The posting amounts for the Joshua Tree East 4 and 5 projects were determined by the results of the SIS studies SCE commenced with Coronus on June 25, 2012.

(v) Second Posting of Interconnection Financial Security for Project Coronus 29-Palms North 1

On February 1, 2013, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, Coronus posted with SCE the second interconnection financial security, in the amount of $14,750. This amount was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on June 16, 2011.

(vi) Initial Posting of Interconnection Financial Security for Projects Coronus Adelanto West 1 and 2

On February 14, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Adelanto West 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $36,660 and $38,260, respectively. The posting amounts for the Coronus Adelanto West 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on April 13, 2012.

(vii) Initial Posting of Interconnection Financial Security for Project Coronus Yucca Valley East 3

On February 14, 2013, pursuant to the SCE interconnection request for solar PV project Coronus Yucca Valley East 3, Coronus posted with SCE the initial interconnection financial security, in the amount of $84,500. This amount was determined by the results of the SIS study SCE commenced with Coronus on June 25, 2012.

(viii) Second Posting of Interconnection Financial Security for Projects Coronus 29-Palms North 2 and 3

On February 20, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, Coronus posted with SCE the second interconnection financial securities, in the amounts of $156,350 and $126,050, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the combined SIS/FAS study SCE commenced with Coronus on February 29, 2012.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 9 – Project assets – Continued

Project developments costs - Continued

(ix) Initial Posting of Interconnection Financial Security for Projects Coronus Yucca Valley East 1 and 2

On February 25, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $25,300 and $69,980, respectively. The posting amounts for the Coronus Yucca Valley East 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on February 2, 2012.

Note 10 – Construction in Progress

On March 31, 2011, the Company and Coronus entered into a purchase agreement for utility-scale, ground-mount, solar photovoltaic (“PV”) power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW_ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock (the “Original Payment Shares”) to Belectric, at a deemed price of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress when the agreement was first entered into.

On August 15, 2012, the Company amended the purchase agreement for the Solar Power Systems with Belectric. Under the amended agreement (the “Amended Solar Power Systems Agreement”), Coronus and Belectric agree to negotiate, in good faith, the purchase price of solar power systems on a per solar power system basis and Belectric kept 1,097,400 of the Original Payment Shares. Accordingly, 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012, resulting to a reduction of construction in progress of $5,925,960.

On March 27, 2013, pursuant to a Mutual Release and Termination Agreement, the Company, Coronus and Belectric terminated and released each other from any and all claims that may have arisen under, or in connection with, the Amended Solar Power Systems Agreement, but for Section 2.3 of the Amended Solar Power Systems Agreement. Pursuant to Section 2.3 of the Amended Solar Power Systems Agreement, Non-Refundability of Payment Shares, ownership of the 1,097,400 of the Original Payment Shares currently owned and held by Belectric survived the Mutual Release and Termination Agreement, and are continued to be owned and held by Belectric. As a consequence of the termination, on March 27, 2013, the Company wrote off the balance of its construction in progress of $658,440, as there is no future benefit available to the Company.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 11 – Intangible Assets

The Business Plan was acquired through the acquisition of Coronus Energy Corp. on November 2, 2009. The capital cost was amortized over 3 years.

Intangible assets at March 31, 2013 and 2012 were summarized as follows:

		Accumulated		Net book
March 31, 2013	Cost	amortization	Write-off	value

Business plan	$21,500	$21,500	$-	$-

		Accumulated		Net book
March 31, 2012	Cost	amortization	Write-off	value

Business plan	$21,500	$17,320	$-	$4,180

Note 12 – Disposition of a subsidiary

On April 5, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. On March 19, 2012, Coronus Hesperia West 1 LLC entered into a Power Purchase Agreement (“PPA”) with Southern California Edison (“SCE”). The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system on a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to a vacant land purchase agreement (the “Hesperia West Agreement”). Additionally, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $1,726,219 (the “Basic Price”) to Coronus for the sole ownership in Coronus Hesperia West 1 LLC, the assignment of the Hesperia West Agreement, and the second PPA. On executing the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay $817,200 (paid) to Coronus, and Coronus agreed to transfer the sole membership in Coronus Hesperia West 1 LLC to Sycamore and to assign the Hesperia West Agreement to Sycamore. Under the Sycamore Solar PV Asset Sale Agreement, Sycamore agreed to pay the balance of the Basic Price, or $909,019 (paid), to Coronus on delivery of the second PPA.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 12 – Disposition of a subsidiary – Continued

The Company recorded a gain on the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC of $1,717,024 as of March 31, 2013.  Details of the gain on sale recorded in the year ended March 31, 2013 are as follows:

Cash consideration	$1,726,219
Less:
Net book value of assets sold	9,195
$1,717,024

As at March, 31, 2012, the assets held for sale consists of prepaid and deposit of $40,161 and associated accounts payable and accrued liabilities of $33,475.

Note 13 – Loan from A Shareholder

Loan from a shareholder represents a series of loans from the president, a director and shareholder of the Company, which were unsecured and due on demand.

During the year ended March 31, 2012, the president lent the Company a further CAD$39,300 (USD$39,335). The additional loan was unsecured and due on demand, and accrued interest at the annual rate of 4%.

During the year ended March 31, 2012, the president was repaid by the Company CAD$66,800 (USD$66,831) of the principal amount owing, in respect of the loan.

On April 18, 2012, the Company repaid, in full, the shareholder loan owed to the president, inclusive of the loan principal, interest owing, and out-of-pocket expenses incurred (CAD$1,292), in aggregate amounts of  CAD$237,780 and USD$7,021.

At March 31, 2013, the Company has accrued interest payable of $nil (2012: $17,991).

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 14 - Notes Payable

Notes payable at March 31, 2013 is summarized as follows:

Vacant Land	2013	2012

29-Palms North	$-	$32,084
Joshua Tree East	170,000	170,000
Adelanto West	235,534	-
Yucca Valley East	136,380	-
Newberry Springs	37,100
	$579,014	$202,084
Current
Newberry Springs	$-	$37,100
29-Palms North	32,084	-
AppleValley East (Nguyen)	200,000	-
	$232,084	$37,100

Total	$811,098	$239,184

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 9, 2013, the parties agreed on a one-year extension to the balance amount note. All other terms remain the same, and monthly interest will continue to be paid throughout the extension. At March 31, 2013, the Company has accrued interest payable of $100 (2012: $100).

On May 16, 2011, Coronus completed the 29-Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 17, 2013, Coronus paid the balance amount of $32,000, retiring the vendor’s note. At March 31, 2013, the Company has accrued interest payable of $84 (2012: $84).

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2013, the Company has accrued interest payable of $Nil.

On April 19, 2012, Coronus completed the Adelanto West Vacant Land Purchase Agreement to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2013, the Company has accrued interest payable of $534.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 14 – Notes Payable - Continued

On August 17, 2012, Coronus completed the Yucca Valley East Vacant Land Purchase Agreement to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At March 31, 2013, the Company has accrued interest payable of $380

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”] to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Coronus paid $100,000 and the vendor agreed to carry back the balance amount of $200,000 for three months at 0% interest. The transaction closed on January 7, 2013, and on April 3, 2013, Coronus paid out the balance amount of $200,000, retiring the note. At March 31, 2013, the Company has accrued interest payable of $nil.

Note 15 – Promissory Note

On August 10, 2012, the Company issued a promissory note to a third party for CAD$40,000 (the “Note”). The Note bore an annual interest rate of 12%, and was due on demand. The Note had a first priority interest in all the assets of the Company. On September 10, 2012, the promissory note was repaid in full with the interest payment of CAD$408.

Note 16 – Convertible Promissory Notes

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 16 – Convertible Promissory Notes - Continued

The Company determined that the amounts allocated to the convertible promissory notes, the embedded conversion beneficiary features option, and warrants are CAD $nil, CAD$43,429, and CAD$56,571, respectively.

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

Note 17 – Senior Secured Promissory Note

	March 31, 2013	March 31, 2012
Principle	$3,001,627	$-
Effective interest rate at 6.66%	(200,032)	-
Net present value	2,801,595	-
Interest accretion	100,505	-
Total	$2,902,100	$-

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 17 – Senior Secured Promissory Note - Continued

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

The Note is due on the earlier of i) 31 days after the total Advances equal $4,000,000.00 or ii) July 31, 2013 (the “Maturity Date”). The Note bears interest at an annual rate of 6%, and such interest shall accrue until the Maturity Date.

In connection with the Loan, Coronus and the Project Companies shall pay up to $20,000 in costs and expenses incurred by Clean Focus in the preparation of the Note and the related loan documents. Additionally, with each Advance, and from the proceeds of each Advance, Coronus was to pay Clean Focus a fee equal to 2% of the principal amount of the Advance. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Clean Focus the 2% fee, or $30,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Clean Focus the 2% fee, or $10,000. Further, in connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus was to pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a shareholder of the Company, is the president and a control person of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. In connection with the first Advance of $1,500,000 on December 26, 2012, Coronus paid Earthlight the 3% fee, or $45,000, and in connection with the second Advance of $500,000 on January 4, 2013, Coronus paid Earthlight the 3% fee, or $15,000.

On January 31, 2013, the parties amended the mechanics of the draw dates and amounts under the Loan. Under the amended mechanics, Coronus was to provide Clean Focus with invoices, supportive of the schedule, and Clean Focus was to make the required payments direct to the payee, when due. With each direct payment, Coronus was to credit Clean Focus its fee equal to 2% of the principal amount of the payment. The parties amended the mechanics of the draw dates and amounts to facilitate Clean Focus’ reporting with the U.S. Citizenship and Immigration Services, as the source of the Loan is EB-5 immigrant investor funds. All other aspects of the Loan mechanics remained unchanged. Accordingly, consistent with the original agreement with Earthlight, on February 6, 2013, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the third Advance, and on March 11, 2013, Coronus paid Earthlight its fee equal to 3%, or $30,000, of the originally scheduled principal amount of the fourth and final Advance.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 17 – Senior Secured Promissory Note - Continued

During the year ended March 31, 2013, $38,241 in interest expense has been accrued. As of March 31, 2013, the financing cost on the issuance of the senior secured promissory note, $200,032 ($120,000 paid to Earthlight and $80,032 paid to Clean Focus), was capitalized and amortized over the life of the senior secured promissory note. During the year ended March 31, 2013, $62,122 was amortized.

Originally, on or before the Maturity Date, pursuant to the terms of a stock purchase agreement, yet to be drafted, the Company was to transfer 100% ownership of Coronus and the Project Companies to Clean Focus or designee. Upon the transfer, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, was either to be converted into capital contributions by Clean Focus or assumed as part of the stock purchase price. If the stock purchase did not occur on or before the Maturity Date, then the unpaid principal balance of the Note outstanding on the Maturity Date, together with all accrued and unpaid interest on the principal balance was to be due and payable on the Maturity Date. On May 3, 2013, the parties agreed that the terms of a stock purchase agreement could not be agreed on. Accordingly, the unpaid principal balance of the Note as at May 3, 2013, of $3,334,032, together with all accrued and unpaid interest on the principal balance shall be due and payable on the Maturity Date.

Note 18 – Stockholders’ Equity

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

For the fiscal year ended March 31, 2005, the Company (i) issued 1,200,000 units for cash at $0.039 per unit for total proceeds of $47,054; and (ii) issued 1,910,000 common shares for cash at $0.039 per share for total proceeds of $74,895. Each unit consisted of one common share and one share purchase warrant with an exercise price at $0.039 per share. The Company adopted the residual approach and allocated the total proceeds to the common stocks and $nil to the share purchase warrants

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 18 – Stockholders  Equity - Continued

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

On March 31, 2011, the Company and its wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a purchase agreement for utility-scale, ground-mount, solar photovoltaic (“PV”) power systems (the “Solar Power Systems Agreement”) with Belectric, Inc. (“Belectric”). Under the Solar Power Systems Agreement, Coronus agreed to acquire a total of 21 MW ac of utility-scale, ground-mount, solar PV power systems from Belectric, for total consideration of $76,818,000, exclusive of taxes (the “Basic Price”). On entering into the Solar Power Systems Agreement, the Company paid 15% of the Basic Price, or $11,522,700, by way of issuing 10,974,000 shares of its common stock to Belectric, at a  deemed value of $1.05 per share. The fair value per share at the date of issuance was $0.60. As a result, $6,584,400 was recorded under shareholders’ equity and construction in progress.

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 18 – Stockholders  Equity - Continued

(a) Common Stock - Continued

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

On August 15, 2012, the Company amended the purchase agreement for utility-scale, ground-mount, solar photovoltaic (PV) power systems (the “Solar Power Systems Agreement”), the Company entered into with Coronus and Belectric Inc. (“Belectric”), on March 31, 2011 [see Note 8]. Under the amended agreement (the “Amended Solar Power Systems Agreement”), 9,876,600 of the Original Payment Shares were cancelled on August 15, 2012, at the deemed price of $1.05 per share. The fair value per share at the date of cancellation was $0.60.

As at March 31, 2013, 10,226,900 (2012: 20,103,500) shares of the Company’s common stock were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the years ended March 31, 2013 and 2012, there were no options granted or exercised.

Changes in stock options for the years ended March 31, 2013 and 2012 are summarized as follows:

	Options Outstanding
		Weighted average
	Number of	exercise
	shares	price

Balance, March 31, 2012 and 2011	745,000	$0.065
Expired	(5,000)	0.105
Balance, March 31, 2013	740,000	$0.065

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 18 – Stockholders’ Equity - Continued

(b) Stock Options - Continued

The Company has the following options outstanding and exercisable at March 31, 2013:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2013	Life (Years)	Price	2013	Price

$0.065	740,000	2.65	$0.065	740,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2012:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2012	Life (Years)	Price	2012	Price

$0.065	740,000	3.65	0.065	740,000	$0.065
0.105	5,000	0.11	0.105	5,000	0.105
$0.065 - $0.105	745,000	3.63	0.065	745,000	$0.065

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 18– Stockholders’ Equity - Continued

(c) Warrants - Continued

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

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 18 – Stockholders’ Equity - Continued

(c) Warrants - Continued

During the year ended March 31, 2013, the Company did not issue any warrants. At March 31, 2013, 533,666 warrants remained outstanding.

The Company has the following warrants outstanding at March 31, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2012	period	period	period	12/31/2012	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$ 0.75	$ 0.75	3.11
17,000	-	-	-	17,000	$ 0.75	0.75	3.57
166,666	-	-	-	166,666	$ 0.75	0.75	3.85
533,666	-	-	-	533,666	$ 0.75	$ 0.75	3.37

The Company has the following warrants outstanding at March 31, 2012:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2011	period	period	period	3/31/2012	(CAD)	equivalent)	Life in Years

-	350,000	-	-	350,000	$ 0.75	$ 0.74	4.11
-	17,000	-	-	17,000	$ 0.75	$ 0.74	4.57
-	166,666	-	-	166,666	$ 0.75	$ 0.74	4.88
-	533,666	-	-	533,666	$ 0.75	$ 0.74	4.37

The warrants are not a derivative instrument.

Note 19 – Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 20 – Related Party Transactions

During the year ended March 31, 2013, the Company paid $300 (2011: $413) in director fees to the directors of the Company.

During the year ended March 31, 2013, $99,323 (2012: $86,376) of compensation were paid to a director and shareholder.

As at March 31, 2013, included in accounts payable, $2,586 (2012: $49,233) was owed to directors and/or principals of the Company.

As at March 31, 2013, included in notes payable, $nil (2012: $17,991) was accrued as interest payable for loan from a director of the Company.

During the year ended March 31, 2013, the Company paid the accrual management fees of CAD$48,000 for the prior year’s services provided.

See also Note 12, 16(a) and Note 20(g).

Other related party transactions

(i) Industry Solar PV Asset Sale Agreement

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte held a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000 (the “Cash Price”). Industry was a party to a Power Purchase Agreement (the “Industry PPA”) with SCE, under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). On entering into the Industry Solar PV Asset Sale Agreement, Coronus deposited $40,000 with Solar Krafte, refundable to Coronus if SCE refused to approve 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West Parcel. Not having received SCE’s approval, on March 27, 2013, Coronus exercised its right to terminate the Industry Solar PV Asset Sale Agreement, and on March 27, 2013, Solar Krafte refunded the $40,000 deposit. Jeff Thachuk, the Company’s president and a control person of the Company, is the chairman, chief executive officer, and a control person of Solar Krafte. Mark Burgert, a shareholder of the Company, is the president and a control person of Solar Krafte. On October 24, 2012, the Company’s board of directors approved Coronus’ entry into the Industry Solar PV Asset Sale Agreement, and on March 27, 2013, the Company’s board of directors approved Coronus’ termination of the Industry Solar PV Asset Sale Agreement. As a director of the Company, Mr. Thachuk declared his interest in the transaction and abstained from voting on both the approval and termination of the Industry Solar PV Asset Sale Agreement.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 20 – Related Party Transactions - Continued

Other related party transactions - Continued

(ii) Earthlight Agency Fee

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

In connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus was to pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. Coronus paid the 3% fee to Earthlight as follows: on December 26, 2012, Coronus paid Earthlight $45,000; on January 4, 2013, Coronus paid Earthlight $15,000; on February 12, 2013, Coronus paid Earthlight $30,000; and on March 11, 2013, Coronus paid Earthlight $30,000.

(iii) Earthlight Consultancy

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight to provide Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. Under the engagement, Coronus is to pay Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. During the year ended March 31, 2013, the Company paid $24,000 to Earthlight.

(iv) Transfer of Vacant Land Purchase Agreement and Interconnection Request

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California, which, effective May 3, 2013, the parties amended, agreeing to an option arrangement where an option to purchase the 24.23 acre parcel of vacant land was adopted. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with the Company’s wholly-owned subsidiary Coronus 29-Palms Morongo LLC. Additionally, on March 31, 2013, Coronus assigned the interconnection request for project Coronus 29-Palms Morongo to Coronus 29-Palms Morongo LLC. See also Note 22(b)(ii).

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 21 – Income Tax

Coronus Solar Inc. and its subsidiary are subject to income tax in Canada, and Coronus Energy Corp. and its subsidiaries are subject to income tax in the U.S. on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant Canadian / U.S. Income Tax Act. The Company has had a recurring loss from inception and did not incur any income tax expense. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2013	2012
Income (Loss) Before Taxes	326,991	(370,798)
Statutory tax rate	25.00%	26.13%
Expected income tax (recovery)	81,748	(96,871)
Non-deductible items	15,345	6,810
Change in estimates	(6,128)	(3,843)
Change in enacted tax rate	5,077	8,192
Functional currency adjustment	2,157	4,520
Foreign Tax Rate Difference	29,292	(41,526)
Change in Valuation Allowance	(127,491)	122,718
Total income taxes (recovery)	-	-

The significant components of the Company’s deferred income tax asset (liability) are as follows:

	2013	2012
Non capital loss carryforwards	147,427	303,616
Cumulative Eligible Capital	2,244	-
Fixed Assets	133	178
Financing Costs	26,497	-
	176,301	303,794
Valuation Allowance	176,301	303,794
Net Deferred tax asset (liability)	-	-

The Company has non-capital losses for Canadian income tax purposes of approximately CAD$302,900 (2011: CAD$509,000), which may be carried forward and applied against taxable income in future years. If not utilized, the non-capital losses would expire as follows:

Canadian
EXPIRY	2013 FS
2028	70,000
2029	8,900
2030	80,000
2031	144,000
2032	-
2033	-
TOTAL	302,900

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 21 – Income Tax – Continued

The Company has net operating losses for US income tax purposes of approximately $211,000 (2011: $503,000), which may be carried forward and applied against taxable income in future years. If not utilized, the non-capital losses would expire as follows:

US
EXPIRY	2013 FS
2032	211,000
TOTAL	211,000

The deferred tax liabilities have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred income tax assets.

Note 22 – Commitments

(a) Master Services Agreement

On March 20, 2013, Coronus entered into a Master Services Agreement with solar PV systems integrator Belectric, Inc. (“Belectric”), which allows Belectric to perform Conditional Use Permit (“CUP”) application pre-engineering services for Coronus projects Adelanto West, Apple Valley East, 29-Palms North, Yucca Valley East, and Joshua Tree East. The services to be performed for each project are limited to, and may include, ALTA/ topographical surveys, geotechnical reports, water quality management plans, and hydrology studies. The services shall be completed within approximately eight weeks. In respect of invoicing and payment, Belectric shall submit its standard monthly invoice describing the services performed and expenses incurred during the preceding month. Coronus shall make payment of all undisputed portions within thirty calendar days from the date of the invoice. The Company estimates the services will cost approximately $30,000 to $35,000 per project.

(b) Acquisition of Vacant Land

(i) Phelan South Agreement

On April 25, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “Phelan South Agreement”) to acquire a 40 acre parcel of vacant land, situated in Phelan, an unincorporated community in the County of San Bernardino, California. The purchase price was $350,000, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $349,000 within sufficient time to close escrow. Close of escrow was scheduled March 15, 2013. Between September 30, 2012, and March 15, 2013, Coronus expensed $11,278 of non-refundable payments to the seller, separate and distinct from the purchase. Coronus’ board of directors did not approve the purchase. Effective April 22, 2013, the parties mutually terminated the Phelan South Agreement.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 22 – Commitments – Continued

(b) Acquisition of Vacant Land – Continued

(ii) 29-Palms Morongo Agreement

On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with the Company’s wholly-owned subsidiary Coronus 29-Palms Morongo LLC. The purchase price for the land is $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. Effective May 3, 2013, the parties amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 24.23 acre parcel of vacant land was adopted, with the following terms: 1) Coronus 29-Palms Morongo LLC pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo LLC exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo LLC to apply for a conditional use permit from the County of San Bernardino.

(iii) Apple Valley East Re-Site Agreement (Nguyen)

On December 8, 2012, Coronus entered into a Vacant Land Purchase Agreement [the “Apple Valley East Re-Site Agreement (Nguyen)”] to acquire a 14.78 acre parcel of vacant land, situated east of Apple Valley, in the County of San Bernardino, California. The purchase price was $300,000. Coronus paid $100,000 and the vendor agreed to carry back the balance amount of $200,000 for three months at 0% ($nil) interest. The transaction closed on January 7, 2013, and on April 3, 2013, Coronus paid out the balance amount of $200,000, retiring the note.

(iv) Yucca Valley East Agreement #2

On March 28, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement #2”) to acquire a 20 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price is $100,000. Close of escrow is October 31, 2013. Coronus deposited $10,000 into escrow and agrees to deposit an additional $90,000 within sufficient time to close escrow. The Yucca Valley East Agreement #2 is subject to Coronus receiving permit approval for its solar PV projects Coronus Yucca Valley East 1, 2 and 3 from the County of San Bernardino.

(c) Interconnection Financial Security Postings

(i) Second Posting of Interconnection Financial Security for Project Coronus Yucca Valley East 3

On April 15, 2013, pursuant to the SCE interconnection request for solar PV project Coronus Yucca Valley East 3, Coronus posted with SCE the second interconnection financial security, in the amount of $42,250. This amount was determined by the results of the SIS study SCE commenced with Coronus on June 25, 2012.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 22 – Commitments – Continued

(c) Interconnection Financial Security Postings – Continued

(ii) Second Posting of Interconnection Financial Security for Projects Coronus Yucca Valley East 1 and 2

On April 26, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $12,650 and $34,990, respectively. The posting amounts for the Coronus Yucca Valley East 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on February 2, 2012.

(iii) Second Posting of Interconnection Financial Security for Project Coronus Apple Valley East 2

On July 27, 2013, pursuant to the SCE interconnection requests for solar PV project Apple Valley East 2, Coronus shall post with SCE the second interconnection financial security, in the amount of $24,580. The posting amount for the Apple Valley East 2 project was determined by the results of the FAS study SCE commenced with Coronus on December 18, 2012.

(iv) Second Posting of Interconnection Financial Security for Projects Coronus Joshua Tree East 1 and 5

On August 14, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Joshua Tree East 1 and 5, Coronus shall post with SCE the second interconnection financial securities, in the amounts of $66,950 and $171,550, respectively. The posting amount for the Joshua Tree East 1 project was determined by the results of the SIS study SCE commenced with Coronus on February 23, 2012. The posting amount for the Joshua Tree East 5 project was determined by the results of the FAS study SCE commenced with Coronus on January 25, 2013.

(v) Second Posting of Interconnection Financial Security for Projects Coronus Joshua Tree East 2, 3 and 4

On September 3, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Joshua Tree East 2, 3 and 4, Coronus shall post with SCE the second interconnection financial securities, in the amounts of $63,250, $48,650, and $105,450, respectively. The posting amounts for the Joshua Tree East  2 and 3 projects were determined by the results of the SIS studies SCE commenced with Coronus on February 23, 2012. The posting amount for the Joshua Tree East 4 project was determined by the results of the SIS study SCE commenced with Coronus on June 25, 2012.

(vi) Second Posting of Interconnection Financial Security for Projects Coronus Adelanto West 1 and 2

On or around September 3, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Adelanto West 1 and 2, Coronus shall post with SCE the second interconnection financial securities, in the amounts of $18,330 and $19,130, respectively. The posting amounts for the Coronus Adelanto West 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on April 13, 2012.

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 22 – Commitments – Continued

(d) Biological Habitat & Cultural Assessments

On November 24, 2012, Coronus entered into a Biological Habitat Assessment Agreement (the “Bio Assessment Agreement”) with Phoenix Biological Consulting, LLC (“Phoenix”), where Phoenix was to conduct field work and prepare biological habitat assessment technical reports (the “Scope of Services”) for Coronus projects Adelanto West, Apple Valley East, Phelan South, Yucca Valley East, Joshua Tree East, 29-Palms North, and 29-Palms Morongo, for submittal to the city and/or county planning department to satisfy the initial biological studies component of the California Environmental Quality Act. The estimated cost for performing the Scope of Services was $32,500. Coronus paid $16,250 on entering into the Bio Assessment Agreement. The balance was due within thirty business days after receipt of the technical reports. Coronus received the technical reports on January 17, 2013, and paid the balance due on January 28, 2013.

On November 24, 2012, Coronus entered into a Cultural Resources Assessment Agreement (the “Cultural Assessment Agreement”) with Phoenix, where Phoenix was to perform cultural records searches, conduct field work, and prepare cultural resources assessment technical reports (the “Scope of Services”) for Coronus projects Adelanto West, Apple Valley East, Phelan South, Yucca Valley East, Joshua Tree East, 29-Palms North, and 29-Palms Morongo, for submittal to the city and/or county planning department to satisfy the initial cultural studies component of the California Environmental Quality Act. The estimated cost for performing the Scope of Services was $24,900. Coronus paid $12,450 on entering into the Cultural Assessment Agreement. The balance was due within thirty business days after receipt of the technical reports. Coronus received the technical reports on January 17, 2013, and paid the balance due on January 28, 2013.

On January 26, 2013, Coronus entered into a Biological Survey Agreement (the “Biological Survey Agreement”) with Phoenix, where Phoenix is to perform focused biological surveys for Coronus projects Adelanto West, 29-Palms North, Joshua Tree East, Yucca Valley East, and Apple Valley East. The focused biological survey scope of work includes surveys for desert tortoise, burrowing owl, Mohave ground squirrel, and rare plants. Additionally, the scope of work includes lake and streambed delineation, as well as the development of Joshua tree relocation and management plans. The estimated total cost for performing the work is $137,310. The work was expected to begin, and did, in March, 2013, and will continue up through July, 2013. Coronus is billed at the end of each month for the services rendered during that month, and Coronus pays, and agrees to pay, Phoenix within one month after receiving each invoice.

Note 23 – Subsequent Events

Utility Interconnection Studies

(i) FAS Study Agreement for Project Coronus Joshua Tree East 5 – See Note 7(a)(i).

(ii) SIS Study Agreement for Project Coronus 29-Palms Morongo (Coronus 29-Palms North 4) – See Note 7(a)(iii).

Index to Financials

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Year Ended March 31, 2013

Note 23 – Subsequent Events – Continued

Interconnection Financial Security Postings

(i) Second Posting of Interconnection Financial Security for Project Coronus Yucca Valley East 3 – See Note 22(c)(i).

(ii) Second Posting of Interconnection Financial Security for Projects Coronus Yucca Valley East 1 and 2 – See Note 22(c)(ii).

Acquisition of Vacant Land

(i) Apple Valley East Re-Site Agreement (Nguyen) – See Note 14.

(ii) Phelan South Agreement – See Note 22(b)(i).

(iii) 29-Palms Morongo Agreement – See Note 22(b)(ii).

(iv) Newberry Springs

On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on March 17, 2011. On May 9, 2013, the parties agreed on a one-year extension to the note. All other terms remain the same, and monthly interest will continue to be paid throughout the extension [See Note 8, Land (ii)].

(v) 29-Palms North

On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Agreement”) to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price was $40,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on May 16, 2011. On May 17, 2013, Coronus paid the balance amount of $32,000, retiring the vendor’s note [See Note 8, Land (iii)].

Senior Secured Promissory Note

See Note 17.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K. Our financial statements for the years ended March 31, 2012 and 2013, have been audited by MNP LLP, as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 20132. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of March 31, 2013, the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Jefferson Thachuk	45	president, principal executive officer, secretary, treasurer,
1100 – 1200 West 73rd Avenue		principal financial officer, principal accounting officer, and
Vancouver, BC V6P 6G5		a member of the board of directors

David Holmes	47	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Kaitlyn Bogas	54	member of the board of directors
1100 – 1200 West 73rd Avenue
Vancouver, BC V6P 6G5

Jefferson Thachuk has held his positions since our inception. David Holmes has held his position since May 2007. Kaitlyn Bogas has held her position since March 2007. These named individuals are expected to hold their positions until the next annual meeting of our stockholders.

Background of officers and directors

Jefferson Thachuk

Jefferson Thachuk has been our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors since December 2001. Mr. Thachuk is the president, secretary, treasurer, chief executive officer, chief financial officer, and chairman of the board of directors of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and has been so since we acquired Coronus on November 2, 2009. Mr. Thachuk is responsible for Coronus’ business development and operations, as well as its administration. Additionally, Mr. Thachuk is the president, secretary, and treasurer of our wholly-owned project subsidiary, Coronus 29-Palms Morongo LLC, and the wholly-owned project subsidiaries of Coronus, namely, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC. Mr. Thachuk has been the president, secretary, and treasurer of these project companies since each of their inceptions, and is responsible for their business development and operations, as well as their administration. From 2001 to 2011, Mr. Thachuk had been a self-employed builder and real estate developer located in Vancouver, British Columbia, involved in the acquisition and management of real property, and the repair, renovation and development of the buildings thereon. As the primary contractor, Mr. Thachuk was responsible for all aspects of planning, permit procurement, and trades coordination. Between 1998 and 2001, Mr. Thachuk attended the University of British Columbia, where he obtained a Bachelor of Laws degree. In October 2000, Mr. Thachuk completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. Mr. Thachuk’s business experience and schooling, as described above, led us to the conclusion that Mr. Thachuk should be a member of our board of directors.

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

Kaitlyn Bogas

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

Consultant

Mark Burgert

Mark Burgert is not an officer or director of us. Mr. Burgert is the founder of Coronus Energy Corp. (“Coronus”), our wholly-owned subsidiary, and Mr. Burgert is the president and a control person of Earthlight Solar Inc. (“Earthlight”). Earthlight is a consultant to Coronus, and has been so since January 1, 2013. Earthlight provides business development and strategy advisory and consulting services in respect of Coronus’ solar PV business. Since 1993, Mr. Burgert has accumulated, is the sole owner of, and managed a revenue real estate portfolio comprised of eight properties, giving rise to 19 separate rental units, located in Vancouver and Powell River, British Columbia. In respect of Mr. Burgert’s revenue real estate portfolio, Mr. Burgert is responsible for all aspects of operations and administration. In March 2000, Mr. Burgert co-founded The LegalDeeds Network Inc., a Vancouver, British Columbia web-based business that sells do-it-yourself legal documents over the Internet, and has served as president from 2001 to the present. As president, Mr. Burgert is responsible for all aspects of operations and administration, but for information technology. In October 2000, Mr. Burgert completed The Securities Program Parts I and II, “Going Public & Continuous Disclosure”, administered by Simon Fraser University’s Faculty of Business Administration & Continuing Studies. In July 1995, Mr. Burgert completed the Real Estate Salesperson’s and Sub-Mortgage Broker’s Pre-licensing course, administered by the University of British Columbia’s Faculty of Commerce and Business Administration. Between 1986 and 1993, Mr. Burgert attended the University of British Columbia, where he obtained a Bachelor of Science in Forestry.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock, but for Belectric, Inc., filed their Form 3s, 4s and 5s.

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two years through March 31, 2013, for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jefferson Thachuk	2013	143,816	0	0	0	0	0	0	143,816
President, Secretary	2012	48,436	0	0	0	0	0	0	48,436
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

Compensation of Directors

The following table sets forth the compensation paid to each of our directors in fiscal 2013.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named directors.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jefferson Thachuk	100	0	0	0	0	0	100
David Holmes	100	0	0	0	0	0	100
Kaitlyn Bogas	100	0	0	0	0	0	100

The board of directors met in person one time in fiscal 2013.  The directors were paid CAD$100 each for this meeting. Accordingly, in fiscal 2013, the directors were each paid CAD$100 for attendance at board of director meetings. However, the directors still conduct business on behalf of the Company without attending meetings in person. In these circumstances, the directors connect with each other by way of phone and/or email, and if the result is the need for a resolution, we will circulate the resolution, in lieu of a meeting, to obtain the signatures of all of the directors entitled to vote on that resolution (i.e., unanimity). Where the directors do not meet in person, the directors are not paid the attendance fee.  Since March 31, 2013, the directors have met in person once.  Board members also receive options to purchase shares of common stock.

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

On May 4, 2007, David Holmes received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Holmes returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until May 4, 2017.  Accordingly, as at March 31, 2013, Mr. Holmes held 10,000 stock options exercisable at $0.065 until May 4, 2017.  Mr. Holmes has not exercised any of his options.

On March 30, 2007, Kaitlyn Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Ms. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share. On August 10, 2010, Ms. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017. Accordingly, as at March 31, 2013, Ms. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017. Ms. Bogas has not exercised any of her options.

All of the above director stock options are fully vested. The above discussions reflect the 2 for 1 stock split which occurred on November 3, 2009.

Outstanding Equity Awards At March 31, 2013
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price	Date
(a)	(b)	(c)	(d)	(e)
Jefferson Thachuk	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

David Holmes	10,000	0	$0.065	5/04/17

Kaitlyn Bogas	10,000	0	$0.065	3/30/17

Mark Burgert(1)	150,000	0	$0.065	4/22/15
	200,000	0	$0.065	3/31/16

(1)        Mark Burgert is not an officer or director of us. Mr. Burgert is the president and a control person of Earthlight Solar Inc. (“Earthlight”). Earthlight is a consultant to Coronus Energy Corp., our wholly-owned subsidiary.

Pension Benefits and Compensation Plans

In respect of equity compensation plans, at our annual shareholders’ meeting on August 31, 2012, we proposed and the shareholders re-approved a 10% “rolling” stock option plan (the “Option Plan”). As at the date of this annual report, no options under the Option Plan have been granted.

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

Other Outstanding Stock Options

As of the date of this annual report, there are 20,000 stock options outstanding, held by non-affiliates, that entitle the holders to purchase 20,000 shares of our common stock at an exercise price of $0.065 per share. These stock options expire on March 31, 2016. These options are fully vested and none have been exercised.

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

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class
Jefferson Thachuk	4,875,000(1)(5)	28.31%(1)

David Holmes	30,000(2)	0.17%(2)

Kaitlyn Bogas	20,000(3)	0.12%(3)

All officers and directors as a group (3 persons)	4,925,000	28.60%

Belectric, Inc.	1,097,400	6.37%
8076 Central Avenue, Newark, CA 94560

Mark Burgert	4,875,000(4)(5)	28.31%(4)
14446 North Bluff Road, White Rock, BC V4B 3C8

Trevor Singleton	1,300,000(6)	7.55%
7094 267th Street, Langley, BC V4W 1W2

Greg Zakaib	950,000	5.52%
305 – 8880 Hudson Street, Vancouver, BC V6P 4N2

(1)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(2)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.
(3)	Includes fully vested stock options to acquire an additional 10,000 shares of common stock at an exercise price of $0.065 per share.
(4)	Includes fully vested stock options to acquire an additional 350,000 shares of common stock at an exercise price of $0.065 per share.
(5)
For both Messrs. Thachuk and Burgert, of the 4,875,000 shares shown as beneficially owned by each of them, 4,525,000 shares each are held in voluntary escrow, to be released to each of them on the basis of one common share each for each $0.50 earned in revenue by us on a consolidated basis. Messrs. Thachuk and Burgert maintain full voting and dividend rights in the escrowed shares. The escrow of the shares was not mandated under any applicable laws or regulations. The escrow of the shares was solely as a result of private contractual terms, agreed to voluntarily.

(6)	Includes fully vested warrants to acquire an additional 350,000 shares of common stock at an exercise price of $0.75 per share.

The above table reflects the 2 for 1 stock split, which occurred on November 3, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have entered into an agreement with Jefferson Thachuk wherein we agreed to pay Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. This agreement is effective as of June 1, 2011. Prior to this, we had an agreement with Mr. Thachuk wherein we agreed to pay Mr. Thachuk CAD$3,000 per month to serve as our principal executive officer. Historically, Mr. Thachuk had forgiven the salary when due. However, effective October 1, 2011, the salary accrued. Presently, we now pay Mr. Thachuk’s salary when due, and are completely current on the payment of his salary (on September 11, 2012, we paid Mr. Thachuk, in full, the six months of accrued salary we owed him, totaling CAD$48,000). To serve as our principal executive officer, Mr. Thachuk was also granted stock options. All stock options have a ten year life.

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

During the year ended March 31, 2013, included in accounts payable, USD$793 was owed to Mr. Thachuk for out-of-pocket expenses. Subsequent to March 31, 2013 we repaid Mr. Thachuk this amount.

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

To serve as a director, on May 4, 2007, David Holmes received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Mr. Holmes and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Mr. Holmes returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until May 4, 2017.  Accordingly, as at March 31, 2013, Mr. Holmes held 10,000 stock options exercisable at $0.065 until May 4, 2017.  All of Mr. Holmes’ remaining options are fully vested and none have been exercised.

To serve as a director, on March 30, 2007, Kaitlyn Bogas received an option to acquire up to 200,000 shares of common stock at an exercise price of CAD$0.075 per share. On November 3, 2008, Ms. Bogas and the Company agreed to convert the exercise price of the options into U.S. dollars, resulting in a new exercise price of USD$0.065 per share.  On August 10, 2010, Ms. Bogas returned to the Company for cancellation 190,000 of the 200,000 stock options exercisable at $0.065 until March 30, 2017.  Accordingly, as at March 31, 2013, Ms. Bogas held 10,000 stock options exercisable at $0.065 until March 30, 2017.  All of Ms. Bogas’ remaining options are fully vested and none have been exercised.

The board of directors met in person one time in fiscal 2013.  The directors were paid CAD$100 each for this meeting. Accordingly, in fiscal 2013, the directors were each paid CAD$100 for attendance at board of director meetings. Since March 31, 2013, the directors have met in person once, and each received CAD$100 for this meeting.

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

In connection with the Loan, with each Advance, but not from the proceeds of each Advance, but from Coronus’ unallocated working capital, Coronus was to pay Earthlight Solar Inc. (“Earthlight”) a fee equal to 3% of the principal amount of the Advance. Mark Burgert, a control person of us, is the president and a control person of Earthlight. In connection with the Loan, on behalf of Coronus, Earthlight acted as agent. Coronus paid the 3% fee to Earthlight as follows: on December 26, 2012, Coronus paid Earthlight $45,000; on January 4, 2013, Coronus paid Earthlight $15,000; on February 12, 2013, Coronus paid Earthlight $30,000; and on March 11, 2013, Coronus paid Earthlight $30,000.

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. (“Earthlight”) as a consultant, with Earthlight providing Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Under the engagement, Coronus pays Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. Mark Burgert, a control person of us, is the president and a control person of Earthlight.

During the year ended March 31, 2013, included in accounts payable, USD$2,586 was owed to Mr. Burgert for out-of-pocket expenses. Subsequent to March 31, 2013 we repaid Mr. Burgert this amount.

On October 24, 2012, Coronus entered into a Solar Photovoltaic Asset Sale Agreement (the “Industry Solar PV Asset Sale Agreement”) with Solar Krafte Utilities Inc. (“Solar Krafte”). Solar Krafte held a contract to purchase Industry Solar Power Generation Station 1 LLC (“Industry”). Under the Industry Solar PV Asset Sale Agreement, Coronus agreed to purchase Industry from Solar Krafte for $1,250,000. Industry was a party to a Power Purchase Agreement (the “Industry PPA”) with Southern California Edison (“SCE”), under the CREST tariff, for a 1.5 MW concentrated photovoltaic power system (the “Industry System”). On entering into the Industry Solar PV Asset Sale Agreement, Coronus deposited $40,000 with Solar Krafte, refundable to Coronus if SCE refused to approve 1) the design change to the Industry System, 2) the invocation of Section 2.9(c) of the Industry PPA, or 3) the relocation of the generating facility to Coronus’ Adelanto West parcel. Not having received SCE’s approval, on March 27, 2013, Coronus exercised its right to terminate the Industry Solar PV Asset Sale Agreement, and on March 27, 2013, Solar Krafte refunded the $40,000 deposit. Jeff Thachuk, our president, is the chairman, chief executive officer, and a control person of Solar Krafte. Mark Burgert, a control person of us, is the president and a control person of Solar Krafte.

On October 24, 2012, our wholly-owned subsidiary, Coronus, entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California, which, effective May 3, 2013, the parties amended, agreeing to an option arrangement where an option to purchase the 24.23 acre parcel of vacant land was adopted. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with our wholly-owned subsidiary Coronus 29-Palms Morongo LLC. In relation to the parties replacing Coronus as purchaser with Coronus 29-Palms Morongo LLC, we reduced the debt Coronus owed us by $1,000, which equaled the deposit Coronus paid on entering into the 29-Palms Morongo Agreement. Additionally, on March 31, 2013, Coronus assigned the interconnection request for project Coronus 29-Palms Morongo to Coronus 29-Palms Morongo LLC. In return, we reduced the debt Coronus owed us by a further $10,000, which equaled the deposit of $10,000 Coronus paid to SCE on entering into the system impact study agreement.

On March 28, 2013, our wholly-owned subsidiary, Coronus, conducted a share for debt settlement with us, issuing a 626,085/10,687,500 fractional common share of its common stock to us in consideration of us reducing the debt Coronus owed us by $626,085. Coronus now has one and 626,085/10,687,500 shares of common stock issued and outstanding. We valued the Coronus shares at a deemed value of $10,687,500 per share.

On August 28, 2010, our wholly-owned subsidiary, Coronus, entered into a Vacant Land Purchase Agreement (“the “29-Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of 29-Palms, in the County of San Bernardino, California. The purchase price was $32,000. The transaction closed on January 24, 2011. On March 29, 2013, Coronus transferred 100% ownership of the parcel to us, in return for us reducing the debt Coronus owed us by $32,000.

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

2013	$38,000	MNP LLP
2012	$38,000	MNP LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	MNP LLP
2012	$0	MNP LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MNP LLP
2012	$0	MNP LLP

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MNP LLP
2012	$0	MNP LLP

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110