Form 10-Q
period 2013-06-30
Coronus Solar Inc.
filed 2013-08-19
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53697

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  17,219,486 as of August 16, 2013.

PART I.

ITEM 1.                  FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	June 30,	March 31,
	2013	2013

ASSETS
CURRENT
Cash and cash equivalents	$95,312	$284,989
Other receivables	4,120	34,529
Prepaid expenses and deposits (Note 7)	1,838	27,666
Assets held for sales (Note 8)	4,314,917	-

TOTAL CURRENT ASSETS	4,416,187	347,184

PREPAID EXPENSES AND DEPOSITS	-	564,150

PROPERTY, PLANT AND EQUIPMENT (Note 9)	33,330	127,002

PROJECT ASSETS	-	3,477,920

TOTAL ASSETS	$4,449,517	$4,516,256

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 14)	$66,750	$72,725
Senior secured promissory note	-	2,902,100
Notes payable	-	232,084
Liabilities held for sales (Note 11)	4,085,420	-

TOTAL CURRENT LIABILITIES	4,152,170	3,206,909

NOTES PAYABLE LONG TERM	-	579,014

TOTAL LIABILITIES	4,152,170	3,785,923

STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 12)

Authorized: Unlimited voting common shares without par value Issued and outstanding: 17,219,486 common shares (March 31, 2013: 17,219,486)	1,548,492	1,548,492

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(31,964)	(28,035)

DEFICIT, accumulated during the development stage	(1,817,715)	(1,388,658)

TOTAL STOCKHOLDERS' EQUITY	297,347	730,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,449,517	$4,516,256

COMMITMENTS (Note 15)
GOING CONCERN (Note 2)

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Expressed in U.S. Dollars)
(Unaudited)
			Cumulative from
	Three months ended June 30,		inception (December 3, 2001) to
	2013	2012	June 30, 2013

REVENUE	$-	$-	$1,751

EXPENSES
Amortization - tangible and intangible assets	8	1,803	57,377
Amortization - financing costs on promissory note	100,003	-	162,125
Consulting fees	148,147	-	265,668
Interest on shareholder loan	-	430	28,306
Interest and bank charges	51,632	7,207	129,105
Office and miscellaneous	24,124	14,337	188,324
Professional fees	47,817	30,254	481,912
Repairs and maintenance	-	-	869
Salaries and wages (Note 14)	24,571	24,892	593,108
Stock based compensation	-	-	492,309
Telephone and utilities	404	187	13,593
Advertising and promotion	-	344	9,124
Travel	6,692	-	17,869
Feasibility study	24,033	43,300	306,474
Foreign exchange loss (gain)	(2,449)	7,513	11,845
Write-down of land deposits	-	-	23,888
Write down in website development costs	-	-	17,390
Write-off CIP	-	-	658,440
Write-off trademark cost	-	-	279
Write-off on discount of convertible notes	-	80,237	86,923

	424,982	210,504	3,544,928

OTHER ITEMS
Interest income	75	-	196
Debt forgiven	-	-	13,192
Gain on sale of assets (Note 10)	-	808,994	1,717,024
Other income	850	-	850
Other expenses	-	-	(800)

	925	808,994	1,730,462

INCOME (LOSS) BEFORE INCOME TAXES	(424,057)	598,490	(1,812,715)

Income Taxes	5,000	-	5,000

INCOME (LOSS) FOR THE PERIOD	(429,057)	598,490	(1,817,715)

OTHER COMPREHESIVE INCOME (LOSS) FOR THE PERIOD
Exchange difference on translation	(3,929)	1,813	(31,964)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$(432,986)	$600,303	$(1,849,679)

Profit (loss) per share - Basic (Note 6)	$(0.02)	$0.02

Weighted average number of common shares outstanding - basic	17,219,486	27,096,086

Profit (loss) per share - Diluted (Note 6)	$(0.02)	$0.02

Weighted average number of common shares outstanding - diluted	17,219,486	27,921,403

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to June 30, 2013
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMNET	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share
on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share
on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share
on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share
on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on June 18, 2002	88,890	6,458	-	-	-	6,458
Exericse of warrants at $0.055 per share
on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share
on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

Exericse of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share
on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share
on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp. on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	692,751	329,122	(23,237)	(1,174,823)	(176,187)

Stock issued for cash at $0.402 per share
on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share
on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	7,474,452	598,534	(26,232)	(1,715,649)	6,331,105

Stock cancelled for amendment of agreement on August 15, 2012 (Note 10)	(9,876,600)	(5,925,960)	-	-	-	(5,925,960)
Forgiveness of debt by a director and shareholder
Comprehensive income:
Currency translation adjustment	-	-	-	(1,803)	-	(1,803)
Income for the year	-	-	-	-	326,991	326,991

Balance, March 31, 2013	17,219,486	1,548,492	598,534	(28,035)	(1,388,658)	730,333

Comprehensive income:
Currency translation adjustment	-	-	-	(3,929)	-	(3,929)
Income for the period	-	-	-	-	(429,057)	(429,057)

Balance, June 30, 2013 (Unaudited)	17,219,486	1,548,492	598,534	(31,964)	(1,817,715)	297,347

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Three months ended June 30,		inception (December 3, 2001) to
	2013	2012	June 30, 2013

OPERATING ACTIVITIES
Net income (loss) from operations	$(429,057)	$598,489	$(1,817,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization - tangible and intangible assets	8	1,803	57,377
Amortization - financing costs on promissory note	100,003	-	180,509
Foreign exchange gain/loss	-	-	(20,930)
Forgiveness of debt	-	-	249,069
Imputed interests	-	-	27,873
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	-	86,157	102,121
Gain on sale of assets	-	(808,994)	(1,717,024)
Write-down of land deposits	-	-	12,278
Write down of website development costs			17,390
Write-off CIP	-	-	658,440
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	30,225	(3,596)	(3,184)
Prepaid expenses and deposits	13,784	(53,797)	(612,213)
Accounts payables and accrued liabilities	146,503	(38,717)	250,494

NET CASH USED IN OPERATING ACTIVITIES	(138,534)	(218,655)	(2,096,626)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Land acquisition	(168,352)	(175,573)	(2,999,721)
Land deposit	-	-	(48,423)
Net proceeds on sales of assets	-	815,705	1,723,710
Intangible asset	-	-	(369)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(168,352)	640,132	(1,326,674)

FINANCING ACTIVITIES
Net assets held for sales		-
Issuance of common shares	-	-	591,861
Senior secured promissory note	356,494	-	3,178,088
Due to related party	(2,586)	-	-
Loan from a shareholder	-	(240,619)	(47,141)
Note payable	(232,084)	-	(194,984)
Convertible note payable	-	(101,189)	(1,390)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	121,824	(341,808)	3,526,434

EFFECT OF EXCHANGE RATE ON CASH	(4,615)	(3,379)	(7,822)

NET INCREASE (DECREASE) IN CASH	(189,677)	76,290	95,312

CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	284,989	327	-

CASH AND CASH EQUIVALENTS - End of Period	$95,312	$76,617	$95,312

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$9,739	$26,710	$84,672
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant		$-	$6,584,400
Cancellation of common shares for amendment of the agreement			$5,925,960
Forgiveness of debt by a director and shareholder		$-	$-

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 2 – Basis of Presentation - Going Concern Uncertainties

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

Information on the Company’s working capital and deficit is:

	June 30,	March 31,
	2013	2013

Working capital	$264,017	$(2,874,589)
Deficit	1,817,715	1,388,658

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

(b) Basis of presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in the audited financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for fiscal year ended March 31, 2013 filed with the United States Securities and Exchange Commission. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 3 – Summary of Significant Accounting Policies - Continued

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at June 30, 2013, and the results of operations and cash flows for the three months ended June 30, 2013, and for the period from December 3, 2001 (Date of Commencement) to June 30, 2013.

Note 4 – Accounting Pronouncements Adopted During the Period

(a) Disclosures about offsetting assets and liabilities

On April 1, 2013, the Company adopted ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which is in an effort to improve comparability between US GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

(b) Comprehensive income

On April 1, 2013, the Company adopted ASU 2013-02, "Comprehensive Income (Topic 220); Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." This updated guidance improves the reporting of significant items reclassified out of accumulated other comprehensive income and requires an entity to present, either on the face of the statement where net income is presented or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. Other than requiring additional disclosures, the adoption did not have an effect on our consolidated financial statements.

Note 5 – New Accounting Pronouncements Not Yet Adopted

(a) Foreign currency

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2013-05, "Foreign Currency Matters (Topic 830); Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This guidance applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU No. 2013-05 is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We will adopt this guidance beginning with our fiscal quarter starting from April 1, 2014. We are currently reviewing the provisions of ASU No. 2013-05 on our consolidated financial statements.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 5 – New Accounting Pronouncements Not Yet Adopted - Continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Earnings (Loss) per Share

The calculation of basic and diluted loss per share for the period ended June 30, 2013 was based on the net loss attributable to common shareholders of $429,057 and a weighted average number of common shares outstanding of 17,219,486. 740,000 stock options and 533,666 stock purchase warrants were excluded from the diluted loss per share calculations as the effects would be anti-dilutive.

The calculation of basic and diluted earnings per share for the period ended June 30, 2012 was net income attributable to common shareholders of $598,490 and a weighted average number of common shares outstanding of 27,096,086 and 27,921,403, respectively.

Weighted average number of common shares calculations for basic and diluted earnings (loss) per share for the period ended June 30, 2013 and 2012 are as summarized as follows:

	Three Months ended
	June 30,
	2013	2012

Issued common share at beginning of period	17,219,486	27,096,086

Weighted average number of common shares at June 30 for basic earnings (loss) per share calculation	17,219,486	27,096,086

Effect of share options on issue	-	691,900
Effect of share warrants on issue	-	133,417

Diluted Weighted average number of common shares at June 30 for diluted earnings (loss) per share calculation	17,219,486	27,921,403

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the period during which the options were outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 7 – Prepaid expenses and deposits

Prepaid expenses and deposits at June 30, 2013 and March 31, 2013 were summarized as follows:

	June 30,	March 31,
	2013	2013
Current
Prepaid expenses	$405	$766
Prepaid expenses - Utility Interconnection Studies	-	25,900
Land deposit (a)	1,433	1,000
Long Term
Development security deposit	-	564,150
	$1,838	$591,816

(a) Land deposit

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

Note 8 – Assets Held for Sale

During the period ended June 30, 2013, the Company recorded an assets held for sale of $4,314,917. The assets held for sale resulted from the Company and Coronus entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”) [see Note 18(b)]. Redwood is an affiliate of Clean Focus. Under the Share Purchase and Development Services Agreement, the Company has agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus. The Company is scheduled to hold an annual and special meeting of its shareholders (the “Meeting”) on September 16, 2013, at which time, its shareholders will vote, by proxy or in person, on whether to approve the Share Purchase and Development Services Agreement. The closing date (the “Closing Date”) means the date on which the closing will occur, which will be not more than three business days following the date of the Meeting.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale – Continued

The assets held for sale are summarized as follows:

June 30,
2013

Prepaid expenses and deposits (a) and (b)	576,150
Land (c)	92,758
Project assets (d)	3,646,009
$4,314,917

(a) Utility Interconnection Studies

(i) FAS Study Agreements for Projects Coronus Adelanto West 1 and 2

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

The FAS Agreements set forth the terms and conditions for SCE to perform facilities studies to determine the impacts that would result from interconnecting the two PV systems and the adequacy of SCE’s electrical system to accommodate them. In addition, SCE shall make a refined determination of the required interconnection facilities and distribution system upgrades, and any other modifications or additions that would be needed, to accommodate the two PV systems. The estimated cost of each study is $15,000. On entering into the FAS Agreements, Coronus paid SCE the $30,000 in deposits which $28,000 has been amortized to expenses as at June 30, 2013.

(b) Development security deposit

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(b) Development security deposit - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(b) Development security deposit - Continued

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

(iii) Power Purchase Agreement for Project Coronus Yucca Valley East 3 - Continued

The Yucca Valley East 3 PPA is a standardized, must-take, full buy/ sell, power purchase agreement, where SCE purchases all of the Yucca Valley East 3 Project’s generation, net of station use. The term of the Yucca Valley East 3 PPA is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the Yucca Valley East 3 PPA. Initial operation of the Yucca Valley East 3 Project must be no later than eighteen months from the Yucca Valley East 3 PPA Effective Date. The Yucca Valley East 3 PPA includes, but is not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the Yucca Valley East 3 PPA Effective Date, Coronus was required to post and maintain a development fee (the “Yucca Valley East 3 PPA Development Security”) equal to $37,604. If, on or before initial operation, Coronus demonstrates to SCE's satisfaction that it has installed all of the equipment or devices necessary for Coronus to satisfy the gross power rating of the generating facility, SCE shall return the Yucca Valley East 3 PPA Development Security to Coronus within thirty days of the facility’s initial operation. On February 14, 2013, Coronus posted the Yucca Valley East 3 PPA Development Security.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(b) Development security deposit - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(b) Development security deposit - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(b) Development security deposit - Continued

Provided the projects are entitled, all of the aforementioned projects are estimated to be online within one and one-half years.

(c) Land

(i) Newberry Springs

Such represents a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

(ii) 29-Palms North

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

(d) Project Assets

Project assets consisted of the following at June 30, 2013 and March 31, 2013:

	June 30, 2013			March 31, 2013
		Project			Project
		development			development
	Land	costs	Total	Land	costs	Total

Joshua Tree East	$241,350	$364,800	$606,150	$226,579	$364,800	$591,379
Adelanto West	436,100	74,920	511,020	420,738	74,920	495,658
Yucca Valley East	210,867	269,670	480,537	189,769	179,780	369,549
29-Palms North Re-Site	417,657	908,850	1,326,507	405,649	908,850	1,314,499
Apple Valley East Re-Site (Nguyen & McGee)	417,995	303,800	721,795	403,035	303,800	706,835
	$1,723,969	$1,922,400	$3,646,009	$1,645,770	$1,832,150	$3,477,920

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(d) Project Assets - Continued

Land - Continued

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

(v) Apple Valley East Re-Site (Nguyen) and (McGee)

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(d) Project Assets - Continued

Project developments costs - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 8 – Assets Held for Sale - Continued

(d) Project Assets - Continued

Project developments costs - Continued

(vii) Initial Posting of Interconnection Financial Security for Project Coronus Yucca Valley East 3

On February 14 and April 15, 2013, pursuant to the SCE interconnection request for solar PV project Coronus Yucca Valley East 3, Coronus posted with SCE the initial and second interconnection financial securities, in the amounts of $84,500 and $42,250, respectively. These amounts were determined by the results of the SIS study SCE commenced with Coronus on June 25, 2012.

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

(ix) Initial Posting of Interconnection Financial Security for Projects Coronus Yucca Valley East 1 and 2

On February 25, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the initial interconnection financial securities, in the amounts of $25,300 and $69,980, respectively. On April 26, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus Yucca Valley East 1 and 2, Coronus posted with SCE the second interconnection financial securities, in the amounts of $12,650 and $34,990, respectively. The posting amounts for the Coronus Yucca Valley East 1 and 2 projects were determined by the results of the SIS studies SCE commenced with Coronus on February 2, 2012.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at June 30, 2013 and March 31, 2013 were summarized as follows:

		Accumulated	Net book
June 30, 2013	Cost	depreciation	value

Office equipment	$1,305	$1,195	$110
Computer equipment	999	976	23
Land*	33,197	-	33,197
	$35,501	$2,171	$33,330

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 9 – Property, Plant and Equipment - Continued

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

Note 10 – Disposition of a subsidiary

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 10 – Disposition of a subsidiary - Continued

The Company recorded a gain on the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC of $1,717,024 during the year ended March 31, 2013.  Details are as follows:

Cash consideration	$1,726,219
Less: net book value of assets sold	9,195
$1,717,024

As at June 30, 2012, the Company recognized a gain on the sales of Coronus Hesperia West 1 LLC in the amount of $80,994.

Note 11 – Liabilities Held for Sale

The liabilities held for sale are summarized as follows:

June 30,
2013

Accounts payable and accrued liabilities	$147,808
Senior secured promissory note (a)	3,358,598
Notes payable (b)	579,014
$4,085,420

(a) Senior Secured Promissory Note

June 30,
2013

Principle	$3,314,032
Effective interest rate at 6.66%	(206,280)
Net present value	3,107,752
Interest accretion	250,846
Total	$3,358,598

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 11 – Liabilities Held for Sale - Continued

(a) Senior Secured Promissory Note - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 11 – Liabilities Held for Sale - Continued

(a) Senior Secured Promissory Note - Continued

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

The unpaid principal balance of the Note as at June 30, 2013 was $3,314,032. During the period ended June 30, 2013, $50,338 (2012: $nil) in interest expense has been accrued. As of June 30, 2013, the financing cost on the issuance of the senior secured promissory note, $206,280 [March 31, 2013: $200,032 ($120,000 paid to Earthlight and $80,032 paid to Clean Focus)], was capitalized and amortized over the life of the senior secured promissory note. During the period ended June 30, 2013, $100,003 (2012: $nil) was amortized.

On August 9, 2013, the Company and Coronus entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”) [see Note 18(b)]. Under the Share Purchase and Development Services Agreement, the Company has agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus. The Company is scheduled to hold an annual and special meeting of its shareholders (the “Meeting”) on September 16, 2013, at which time, its shareholders will vote, by proxy or in person, on whether to approve the Share Purchase and Development Services Agreement. The closing date (the “Closing Date”) means the date on which the closing will occur, which will be not more than three business days following the date of the Meeting.

If the required percentages of shareholder votes are met under the Share Purchase and Development Services Agreement, upon the transfer of Coronus to Redwood, all then outstanding Advances under the Loan, together with all accrued but unpaid interest, will be assumed as part of the stock purchase price. In the event the required percentages of shareholder votes are not met under the Share Purchase and Development Services Agreement, the Company shall owe Redwood a break-up fee of $5,000,000, which will be immediately due and payable. In addition, the Loan will be in immediate default, and will become due and payable, with the Company confessing judgment to the immediate exercise of remedies allowed with respect to the default of the Loan, including, without limitation, a declaration of foreclosure on the Coronus land parcels and the seizure of all assets of Coronus.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 11 – Liabilities Held for Sale - Continued

(a) Senior Secured Promissory Note - Continued

On August 9, 2013, by way of addendum (the “Loan Addendum”), the Maturity Date under the Loan was extended. The Note is now due on the earlier of i) the date of the Meeting, in the event that the Share Purchase and Development Services Agreement is not approved at the Meeting, or ii) the close of business on the Closing Date as defined in the Share Purchase and Development Services Agreement [see Note 16(b)].

(b) Notes Payable

Notes payable at June 30, 2013 is summarized as follows:

	June 30,	March 31,
Vacant Land	2013	2013

Joshua Tree East	$-	$170,000
Adelanto West	235,534	235,534
Yucca Valley East	136,380	136,380
Newberry Springs	-	37,100
Newberry Springs	$37,100	$-
Joshua Tree East	170,000	-
29-Palms North	-	32,084
AppleValley East (Nguyen)	-	200,000

Total	$579,014	$811,098

On March 17, 2011, Coronus completed the Newberry Springs Vacant Land Purchase Agreement to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 9, 2013, the parties agreed on a one-year extension to the balance amount note. All other terms remain the same, and monthly interest will continue to be paid throughout the extension. At June 30, 2013, the Company has accrued interest payable of $100 (March 31, 2013: $100).

On May 16, 2011, Coronus completed the 29-Palms North Vacant Land Purchase Agreement to acquire a 39.25 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. On May 17, 2013, Coronus paid the balance amount of $32,000, retiring the vendor's note. At June 30, 2013, the Company has accrued interest payable of $nil (March 31, 2013: $84).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 11 – Liabilities Held for Sale - Continued

(b) Notes Payable - Continued

On June 30, 2011, Coronus completed the Joshua Tree East Vacant Land Purchase Agreement to acquire a 56.03 acre parcel of vacant land, situated east of Joshua Tree, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $170,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2013, the Company has accrued interest payable of $nil (March 31, 2013: $nil).

On April 19, 2012, Coronus completed the Adelanto West Vacant Land Purchase Agreement to acquire a 40 acre parcel of vacant land, situated in the City of Adelanto, County of San Bernardino, California. The vendor agreed to carry back the balance amount of $235,000 for three years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2013, the Company has accrued interest payable of $534 (March 31, 2013: $534).

On August 17, 2012, Coronus completed the Yucca Valley East Vacant Land Purchase Agreement to acquire a 34.07 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The vendor agreed to carry back the balance amount of $136,000 for two years at 6.5% per annum interest, with monthly payments of interest only. At June 30, 2013, the Company has accrued interest payable of $380 (March 31, 2013: $380).

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

Note 12 – Stockholders’ Equity

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 12 – Stockholders’ Equity - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 12 – Stockholders’ Equity - Continued

(a) Common Stock - Continued

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

As at June 30, 2013, 10,226,900 (March 31, 2013: 10,226,900) shares of the Company’s common stock were restricted shares.

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended June 30, 2013 and year ended March 31, 2013, there were no options granted or exercised.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 12 – Stockholders’ Equity - Continued

(b) Stock Options - Continued

Changes in stock options for the period ended June 30, 2013 and year ended March 31, 2013 are summarized as follows:

	Options Outstanding

	Number of	Weighted average
	shares	exercise price

Balance, March 31, 2012	745,000	$0.065
Expired	(5,000)	0.105
Balance, March 31, 2013 and June 30, 2013	740,000	$0.065

The Company has the following options outstanding and exercisable at June 30, 2013:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	June 30,	Contractual	Exercise	March 31,	Exercise
Prices	2013	Life (Years)	Price	2013	Price

$0.065	740,000	2.40	$0.065	740,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2013:

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	March 31,	Contractual	Exercise	March 31,	Exercise
Prices	2013	Life (Years)	Price	2013	Price

$0.065	740,000	2.65	$0.065	740,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 12 – Stockholders’ Equity - Continued

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

During the period ended June 30, 2013 and year ended March 31, 2013, the Company did not issue any warrants. At June 30, 2013, 533,666 (March 31, 2013: 533,666) warrants remained outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 12 – Stockholders’ Equity - Continued

(c) Warrants - Continued

The Company has the following warrants outstanding at June 30, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
2013-03-31	period	period	period	2013-06-30	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.75	2.86
17,000	-	-	-	17,000	$0.75	0.75	3.32
166,666	-	-	-	166,666	$0.75	0.75	3.60
533,666	-	-	-	533,666	$0.75	$0.75	3.11

The Company has the following warrants outstanding at March 31, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
2012-03-31	period	period	period	2013-03-31	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.75	3.11
17,000	-	-	-	17,000	$0.75	0.75	3.57
166,666	-	-	-	166,666	$0.75	0.75	3.85
533,666	-	-	-	533,666	$0.75	$0.75	3.37

The warrants are not a derivative instrument.

Note 13 – Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 14 – Related Party Transactions

During the period ended June 30, 2013, the Company paid $293 (2012: $300) in director fees to the directors of the Company.

During the period ended June 30, 2013, $24,571 (2012: $25,113) of compensation were paid to a director and shareholder.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 14 – Related Party Transactions - Continued

As at June 30, 2013, included in accounts payable, $229 (March 31, 2013: $2,586) was owed to directors and/or principals of the Company.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 14 – Related Party Transactions - Continued

Other related party transactions - Continued

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

(iii) Earthlight Consultancy

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight to provide Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Under the engagement, Coronus is to pay Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. During the period ended June 30, 2013, the Company paid $24,000 to Earthlight (2012: $nil).

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

Note 15 – Commitments

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
Period Ended June 30, 2013

Note 15 – Commitments – Continued

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

(ii) Yucca Valley East Agreement #2

On March 28, 2013, Coronus entered into a Vacant Land Purchase Agreement (the “Yucca Valley East Agreement #2”) to acquire a 20 acre parcel of vacant land, situated east of Yucca Valley, in the County of San Bernardino, California. The purchase price is $100,000. Close of escrow is October 31, 2013. Coronus deposited $10,000 into escrow and agrees to deposit an additional $90,000 within sufficient time to close escrow. The Yucca Valley East Agreement #2 is subject to Coronus receiving permit approval for its solar PV projects Coronus Yucca Valley East 1, 2 and 3 from the County of San Bernardino. See also note 7(a).

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 15 – Commitments – Continued

(c) Interconnection Financial Security Postings - Continued

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

On November 24, 2012, Coronus entered into a Cultural Resources Assessment Agreement (the “Cultural Assessment Agreement”) with Phoenix, where Phoenix was to perform cultural records searches, conduct field work, and prepare cultural resources assessment technical reports (the “Scope of Services”) for Coronus projects Adelanto West, Apple Valley East, Phelan South, Yucca Valley East, Joshua Tree East, 29-Palms North, and 29-Palms Morongo, for submittal to the city and/or county planning department to

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 15 – Commitments – Continued

(d) Biological Habitat & Cultural Assessments- Continued

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

Note 16 – Subsequent Events

(a) San Bernardino County Moratorium on Approval of Commercial Solar Energy Generation Projects

On June 12, 2013, the San Bernardino County Board of Supervisors approved a 45-day temporary moratorium on approval of commercial solar energy generation projects. The purpose of the moratorium was to prevent establishment of commercial solar energy generation projects that may be incompatible with existing land uses, while the County contemplate potential amendments to the Development Code for the purpose of ensuring and enhancing compatibility between solar energy generation projects and surrounding land uses. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, and Apple Valley East are subject to the moratorium. Coronus project Adelanto West is not.

On July 23, 2013, the Board of Supervisors extended the moratorium for 10 months and 15 days, but said they hoped to put new regulations in place and lift the ban sooner than that. San Bernardino County Land Use Services Department Planning Director Terri Rahhal said the planners are working with a consultant and hope to return to the Board of Supervisors in three to six months with new regulations that would include location criteria, design standards and rules for processing applications. The Board of Supervisors could lift the moratorium at that time.

As a consequence of the moratorium extension, Coronus formally withdrew its SCE interconnection requests for Coronus solar PV systems 29-Palms North 2 and 3. The interconnection time stipulated in the combined system impact and facility study reports for these two systems is 12 months. To meet these interconnection timelines, without exceeding the drop dead timelines of the systems' power purchase agreements (“CREST PPAs”), Coronus would need to start construction now, without delay. In the face of the San Bernardino County permit approval moratorium, this is not possible. As a consequence of the interconnection request withdrawals, Coronus is entitled to a release of the interconnection financial

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 16 – Subsequent Events – Continued

(a) San Bernardino County Moratorium on Approval of Commercial Solar Energy Generation Projects- Continued

security postings Coronus deposited with SCE in respect of these two projects, in the cumulative amount of $864,600, less the costs, if any, SCE charged to these two projects.

As a consequence of the moratorium extension, Coronus also put a formal request to SCE to terminate the CREST PPAs in respect of these two projects, and asked SCE to return to Coronus the development securities Coronus posted with SCE under the CREST PPAs, in the amounts of $38,250 and $38,250, respectively.

(b) Second Posting of Interconnection Financial Security for Project Coronus Apple Valley East 2

On July 27, 2013, pursuant to the SCE interconnection requests for solar PV project Apple Valley East 2, Coronus posted with SCE the second interconnection financial security, in the amount of $24,580. The posting amount for the Apple Valley East 2 project was determined by the results of the FAS study SCE commenced with Coronus on December 18, 2012.

(c) Share Purchase and Development Services Agreement & Senior Secured Promissory Note

On August 9, 2013, the Company and Coronus entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”).

Under the Share Purchase and Development Services Agreement, the Company has agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus, for $8,775,000 (the “Contract Price”). Redwood shall pay the Contract Price by issuing to the Company, a non-interest bearing, secured debenture (the “Redwood Debenture”). The Company’s obligation to complete the sale is subject, in part, to 1) the Company receiving a release from Clean Focus in respect of any further obligations under or in connection with the Loan [see Note 11(a)]; and 2) the approval of the Share Purchase and Development Services Agreement by the Company’s shareholders holding not less than two-thirds of its shares. Redwood’s obligation to complete the purchase is subject, in part, to 1) Redwood receiving lock-up agreements and proxies from the Company’s shareholders holding not less than 80% of the Company’s shares; and 2) the approval of the Share Purchase and Development Services Agreement by the Company’s shareholders holding not less than 80% of the Company’s shares.

Prior to executing the Share Purchase and Development Services Agreement, Redwood received lock-up agreements and proxies from eleven of the Company’s shareholders, who, in aggregate, hold 79.9% of the Company’s shares. On August 14, 2013, Redwood received a further lock-up agreement and proxy from a shareholder who holds 117,000 shares, which now gives rise to lock-up agreements and proxies from twelve of the Company’s shareholders, who, in aggregate, hold 80.6% of the Company’s shares.

The Company is scheduled to hold an annual and special meeting of its shareholders (the “Meeting”) on September 16, 2013, at which time, the Company’s shareholders will vote, by proxy or in person, on whether to approve the Share Purchase and Development Services Agreement. The closing date (the “Closing Date”) means the date on which the closing will occur, which will be not more than three business days following the date of the Meeting.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended June 30, 2013

Note 16 – Subsequent Events – Continued

(c) Share Purchase and Development Services Agreement & Senior Secured Promissory Note - Continued

In the event the required percentages of the shareholder votes are met under the Share Purchase and Development Services Agreement, upon the transfer of Coronus to Redwood, all then outstanding advances under the Loan, together with all accrued but unpaid interest, will be assumed as part of the transfer. In the event the required percentages of our shareholder votes are not met under the Share Purchase and Development Services Agreement, we shall owe Redwood a break-up fee of $5,000,000, which will be immediately due and payable. In addition, the Loan will be in immediate default, and will become due and payable, with us confessing judgment to the immediate exercise of remedies allowed with respect to the default of the Loan, including, without limitation, a declaration of foreclosure on the Coronus land parcels and the seizure of all assets of Coronus.

The Contract Price is the agreed upon price of $0.39/Wp, which is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by the Company. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to the Company on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 shall be paid to the Company on the Closing Date; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to the Company, estimated to be $36,563 per system; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to the Company on permanent financial close in connection with the construction of each system.

Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, forward looking, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. The Company understand and agree that the Redwood Debenture security interests received by the Company will be subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

On August 9, 2013, by way of addendum (the "Loan Addendum"), the Maturity Date under the Loan was extended. The Note is now due on the earlier of i) the date of the Meeting, in the event that the Share Purchase and Development Services Agreement is not approved at the Meeting, or ii) the close of business on the Closing Date as defined in the Share Purchase and Development Services Agreement.

Note 17 – Comparative Figures

Certain figures for the prior period have been reclassified to conform to the current period consolidated financial statements presentation.

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

Regulatory Risk

On July 2, 2013, on June 12, 2013, the San Bernardino County Board of Supervisors approved a 45-day temporary moratorium on approval of commercial solar energy generation projects. The purpose of the moratorium is to prevent establishment of commercial solar energy generation projects that may be incompatible with existing land uses, while the County contemplate potential amendments to the Development Code for the purpose of ensuring and enhancing compatibility between solar energy generation projects and surrounding land uses. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, and Apple Valley East are subject to the moratorium. Coronus project Adelanto West is not. The moratorium may be extended by further action of the Board of Supervisors, initially for ten months and 15 days and then again for one year.

On July 23, 2013, the Board of Supervisors extended the moratorium for 10 months and 15 days, but said they hoped to put new regulations in place and lift the ban sooner than that. San Bernardino County Land Use Services Department Planning Director Terri Rahhal said the planners are working with a consultant and hope to return to the Board of Supervisors in three to six months with new regulations that would include location criteria, design standards and rules for processing applications. The Board of Supervisors could lift the moratorium at that time.

As a consequence of the moratorium extension, Coronus formally withdrew its SCE interconnection requests for Coronus solar PV systems 29-Palms North 2 and 3. Additionally, as a consequence of the moratorium extension, Coronus also put a formal request to SCE to terminate the PPAs in respect of these two projects.

Plan of Operation for the Next Twelve Months

On August 9, 2013, we and our wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a share purchase and development services agreement (the "Share Purchase and Development Services Agreement") with Redwood Solar Development LLC ("Redwood"). Under the Share Purchase and Development Services Agreement, we have agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus, for $8,775,000 (the "Contract Price"). Redwood shall pay the Contract Price by issuing to us, a non-interest bearing, secured debenture (the “Redwood Debenture”). Our obligation to complete the sale is subject, in part, to 1) us receiving a release from Clean Focus in respect of any further obligations under or in connection with the Loan; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares. Redwood's obligation to complete the purchase is subject, in part, to 1) Redwood receiving lock-up agreements and proxies from our shareholders holding not less than 80% of our shares; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares.

Prior to executing the Share Purchase and Development Services Agreement, Redwood received lock-up agreements and proxies from eleven of our shareholders, who, in aggregate, hold 79.9% of our shares.

We are scheduled to hold an annual and special meeting of our shareholders (the "Meeting") on September 16, 2013, at which time, our shareholders will vote, by proxy or in person, on whether to approve the Share Purchase and Development Services Agreement. The closing date (the "Closing Date") means the date on which the closing will occur, which will be not more than three business days following the date of the Meeting.

In the event the required percentages of our shareholder votes are not met under the Share Purchase and Development Services Agreement, we shall owe Redwood a break-up fee of $5,000,000, which will be immediately due and payable. In addition, the Loan will be in immediate default, and will become due and payable, with us confessing judgment to the immediate exercise of remedies allowed with respect to the default of the Loan, including, without limitation, a declaration of foreclosure on the Coronus land parcels and the seizure of all assets of Coronus.

The Contract Price is the agreed upon price of $0.39/Wp, which is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by us. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to us on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 shall be paid to us on the Closing Date; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to us, estimated to be $36,563 per system; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to us on permanent financial close in connection with the construction of each system.

Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, forward looking, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. We understand and agree that the Redwood Debenture security interests received by us will be subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

On August 9, 2013, by way of addendum (the "Loan Addendum"), the Maturity Date under the Loan was extended. The Note is now due on the earlier of i) the date of the Meeting, in the event that the Share Purchase and Development Services Agreement is not approved at the Meeting, or ii) the close of business on the Closing Date as defined in the Share Purchase and Development Services Agreement.

In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase. Over the course of the next twelve months, our intention is to acquire further lands, and to submit generating facility interconnection applications to SCE in respect of utility-scale, solar PV power systems to be sited on these lands.

Results of Operations

Three Months Ended June 30, 2013 compared to June 30, 2012

Amortization, tangible and intangible assets, expense decreased by $1,795 or 100% from $1,803 for the three months ended June 30, 2012 to $8 for the three months ended June 30, 2013. The reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012.

We incurred $100,003 in amortization, financing costs on promissory note, expense for the three months ended June 30, 2013, as compared to no amortization, financing costs on promissory note, expense ($nil) for the three months ended June 30, 2012. The $100,003was the amortized portion of the deferred financing fees for the current period incurred on the issuance of the senior secured promissory note over the life of the note.

We incurred $148,147 in consulting fees expense for the three months ended June 30, 2013, as compared to no consulting fees expense ($nil) for the three months ended June 30, 2012. This expense relates to 1) the focused biological surveys we undertook for several properties during the current period, and 2) the Earthlight consultancy.

We incurred no interest on shareholder loan expense ($nil) for the three months ended June 30, 2013, as compared to $430 in interest on shareholder loan expense for the three months ended June 30, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

Interest and bank charges expense increased by $44,425 or 616% from $7,207 for the three months ended June 30, 2012 to $51,632 for the three months ended June 30, 2013. The principal reason for the increase is the accrual of the interest owing on the senior secured promissory note in the amount of $88,222.

We incurred $6,692 in travel expense for the three months ended June 30, 2013, as compared to no travel expense ($nil) for the three months ended June 30, 2012. The increase was due to visits to our portfolio of sites in California.

Feasibility study expense decreased by $19,267 or 45% from $43,300 for the three months ended June 30, 2012 to $24,033 for the three months ended June 30, 2013. The decrease was due to the expensed portion of the numerous deposits Coronus paid over the past year to SCE for interconnection studies completed, in part, in the past year.

Foreign exchange loss expense decreased by $9,962 or 133% from an exchange loss of $7,513 for the three months ended June 30, 2012 to an exchange gain of $2,449 for the three months ended June 30, 2013. The decrease was attributable to the fluctuation of the USD/CAD exchange rate.

We incurred no write-off on discount of convertible notes expense ($nil) for the three months ended June 30, 2013, as compared to $80,237 in write-off on discount of convertible notes expense for the three months ended June 30, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $80,237, was written off.

We achieved no gain on sale of assets ($nil) for the three months ended June 30, 2013, as compared to $808,994 in gain on sale of assets for the three months ended June 30, 2012. Pursuant to the Solar PV Asset Sale Agreement, we recorded a gain of $808,994 in respect of the sale of Coronus Hesperia West 1 LLC in the three month period ended June 30, 2012.

Assets and Liabilities at June 30, 2013 compared to March 31, 2013

Cash and cash equivalents decreased by $189,677 or 67% from $284,989 at March 31, 2013 to $95,312 at June 30, 2013. The reason for the decrease is that we used more cash in the current period to pay liabilities, than we achieved in gains in cash in the same period.

Other receivables decreased by $30,409 or 88% from $34,529 at March 31, 2013 to $4,120 at June 30, 2013. The principal reason for the decrease was the receipt of $25,081 in SCE utility study deposit refunds in the current period.

Current, prepaid expenses and deposit decreased by $25,828 or 93% from $27,666 at March 31, 2013 to $1,838 at June 30, 2013. The decrease is due to a comparative decrease in current, prepaid expenses in relation to utility interconnection studies.

We had $4,314,917 in assets held for sale at June 30, 2013, as compared to no assets held for sale ($nil) at March 31, 2013. The assets held for sale relate to the cash, other receivables, prepaid expenses and deposits, land, and project assets of Coronus. On August 9, 2013, we entered into the Share Purchase and Development Services Agreement with Redwood. Under the Share Purchase and Development Services Agreement, we have agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus.

We had no long-term prepaid expenses and deposit ($nil) at June 30, 2013, as compared to $564,150 in long-term prepaid expenses and deposit at March 31, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, long-term prepaid expenses and deposit were reclassified as assets held for sale.

Property, plant and equipment decreased by $93,672 or 74% from $127,002 at March 31, 2013 to $33,330 at June 30, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, property, plant and equipment, but for the 29-Palms East parcel, were reclassified as assets held for sale.

We had no project assets ($nil) at June 30, 2013, as compared to $3,477,920 in project assets at March 31, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, project assets were reclassified as assets held for sale.

We had no senior secured promissory note ($nil) at June 30, 2013, as compared to $2,902,100 in senior secured promissory note at March 31, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, senior secured promissory note was reclassified as liabilities held for sale.

We had no current notes payable ($nil) at June 30, 2013, as compared to $232,084 in current notes payable at March 31, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, current notes payable were reclassified as liabilities held for sale.

We had $4,085,420 in liabilities held for sale at June 30, 2013, as compared to no liabilities held for sale ($nil) at March 31, 2013. The liabilities held for sale relate to the accounts payable and accrued liabilities, senior secured promissory note, and current and long-term notes payable of Coronus. On August 9, 2013, we entered into the Share Purchase and Development Services Agreement with Redwood. Under the Share Purchase and Development Services Agreement, we have agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus.

We had no long-term notes payable ($nil) at June 30, 2013, as compared to $579,014 in long-term notes payable at March 31, 2013. As a result of entering into the Share Purchase and Development Services Agreement with Redwood, long-term notes payable were reclassified as liabilities held for sale.

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

We expect to raise additional capital through the sale of common stock in private placements, or through the sale of Coronus to Redwood. There is no assurance, however, that we will be able to raise any capital through the sale of common stock, or that the sale of Coronus to Redwood will close. Further, equity financing could result in additional dilution to existing shareholders.

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

The 29-Palms North PPAs are standardized, must-take, full buy/ sell, power purchase agreements, where SCE purchases all of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects’ generation, net of station use. The term of the 29-Palms North PPAs is 20 years. The price SCE pays for the generation shall be premised on the adopted 2011 Market Price Referent, and shall be adjusted according to SCE’s time of delivery periods and energy allocation factors, as scheduled in the 29-Palms North PPAs. Initial operation of the 29-Palms North 1, 29-Palms North 2, and 29-Palms North 3 Projects must be no later than eighteen months from the 29-Palms North PPAs Effective Date. The 29-Palms North PPAs include, but are not limited to, provisions in respect of termination, facility operation, billing and payment, curtailment, and insurance. Additionally, on or before the thirtieth day following the 29-Palms North PPAs Effective Date, we were required to post and maintain development fees (the “29-Palms North Development Securities”) equal to $38,250 per 29-Palms North PPA. If, on or before initial operation, we demonstrate to SCE’s satisfaction that we have installed all of the equipment or devices necessary for us to satisfy the gross power rating of the generating facilities, SCE shall return the 29-Palms North Development Securities to us within thirty days of each facility’s initial operation. On September 27, 2012, we paid the 29-Palms North Development Securities. As a consequence of the San Bernardino moratorium on approval of commercial solar energy generation projects, Coronus put a formal request to SCE to terminate the 29-Palms North PPAs in respect of the 29-Palms North 2 and 29-Palms North 3 Projects, and asked SCE to return to Coronus the 29-Palms North Development Securities Coronus posted with SCE, in the amounts of $38,250 and $38,250, respectively.

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

We expect to obtain capital through the sale of our common stock, or through the sale of Coronus to Redwood. There is no assurance we will obtain further PPAs, obtain land use permits, or secure financing, on a per project basis, to pay a solar PV system integrator, in installments, to construct the utility-scale, solar PV systems. Further, there is no assurance we will sell any shares of common stock, or that the sale of Coronus to Redwood will close. We believe that capital generated from the sale of our common stock, or through the sale of Coronus to Redwood, will allow us to operate for the next twelve months. Capital raised from the sale of common stock and capital raised from the sale of Coronus to Redwood are our only anticipated sources of additional capital.

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

On December 6, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms North Re-Site Agreement”) to acquire a 160 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $400,000, all cash. On December 28, 2012, the transaction closed. Accordingly, Coronus owns this parcel. At this point in time, we are pursuing one interconnection agreement for one 1.5 MW solar PV power system sited on this parcel. To date, we have obtained interconnection study results for the system, and have entered into a PPA with SCE, under the CREST tariff, in respect of this system (see the 29-Palms North PPAs above).

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

The unpaid principal balance of the Note as at June 30, 2013 was $3,334,032.

On August 9, 2013, we and our wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a share purchase and development services agreement (the "Share Purchase and Development Services Agreement") with Redwood Solar Development LLC ("Redwood"). Under the Share Purchase and Development Services Agreement, we have agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus, for $8,775,000 (the "Contract Price"). Redwood shall pay the Contract Price by issuing to us, a non-interest bearing, secured debenture (the “Redwood Debenture”). Our obligation to complete the sale is subject, in part, to 1) us receiving a release from Clean Focus in respect of any further obligations under or in connection with the Loan; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares. Redwood's obligation to complete the purchase is subject, in part, to 1) Redwood receiving lock-up agreements and proxies from our shareholders holding not less than 80% of our shares; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares.

Prior to executing the Share Purchase and Development Services Agreement, Redwood received lock-up agreements and proxies from eleven of our shareholders, who, in aggregate, hold 79.9% of our shares.

We are scheduled to hold an annual and special meeting of our shareholders (the "Meeting") on September 16, 2013, at which time, our shareholders will vote, by proxy or in person, on whether to approve the Share Purchase and Development Services Agreement. The closing date (the "Closing Date") means the date on which the closing will occur, which will be not more than three business days following the date of the Meeting.

In the event the required percentages of our shareholder votes are not met under the Share Purchase and Development Services Agreement, we shall owe Redwood a break-up fee of $5,000,000, which will be immediately due and payable. In addition, the Loan will be in immediate default, and will become due and payable, with us confessing judgment to the immediate exercise of remedies allowed with respect to the default of the Loan, including, without limitation, a declaration of foreclosure on the Coronus land parcels and the seizure of all assets of Coronus.

The Contract Price is the agreed upon price of $0.39/Wp, which is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by us. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to us on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 shall be paid to us on the Closing Date; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to us, estimated to be $36,563 per system; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to us on permanent financial close in connection with the construction of each system.

Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, forward looking, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. We understand and agree that the Redwood Debenture security interests received by us will be subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

On August 9, 2013, by way of addendum (the "Loan Addendum"), the Maturity Date under the Loan was extended. The Note is now due on the earlier of i) the date of the Meeting, in the event that the Share Purchase and Development Services Agreement is not approved at the Meeting, or ii) the close of business on the Closing Date as defined in the Share Purchase and Development Services Agreement.

On December 3, 2012, pursuant to the SCE interconnection request for solar PV project Coronus 29-Palms North 1, we posted with SCE the initial interconnection financial security, in the amount of $29,500. This amount was determined by the results of the Combined System Impact and Facility Study Agreement Coronus entered into with SCE on June 16, 2011.

On December 26, 2012, pursuant to the SCE interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, we posted with SCE the initial interconnection financial securities, in the amounts of $373,300 and $208,900, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the Combined System Impact and Facility Study Coronus entered into with SCE on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the System Impact Study Coronus entered into with SCE on February 29, 2012. As a consequence of the San Bernardino moratorium on approval of commercial solar energy generation projects, on July 23, 2013, Coronus formally withdrew its interconnection requests for Coronus solar PV systems 29-Palms North 2 and 3. As a consequence of the interconnection request withdrawals, Coronus is entitled to a release of the interconnection financial security postings Coronus deposited with SCE in respect of these two projects, in the cumulative amount of $864,600, less the costs, if any, SCE charged to these two projects.

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

On February 20, 2013, pursuant to the SCE interconnection requests for solar PV projects Coronus 29-Palms North 2 and 3, Coronus posted with SCE the second interconnection financial securities, in the amounts of $156,350 and $126,050, respectively. The posting amount for the Coronus 29-Palms North 2 project was determined by the results of the Combined System Impact and Facility Study Coronus entered into with SCE on June 16, 2011. The posting amount for the Coronus 29-Palms North 3 project was determined by the results of the System Impact Study Coronus entered into with SCE on February 29, 2012. As a consequence of the San Bernardino moratorium on approval of commercial solar energy generation projects, on July 23, 2013, Coronus formally withdrew its interconnection requests for Coronus solar PV systems 29-Palms North 2 and 3. As a consequence of the interconnection request withdrawals, Coronus is entitled to a release of the interconnection financial security postings Coronus deposited with SCE in respect of these two projects, in the cumulative amount of $864,600, less the costs, if any, SCE charged to these two projects.

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

As at June 30, 2013, our total current assets were $4,416,187 and our total current liabilities were $4,152,170, resulting in working capital of $264,017.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2013 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110

10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111

10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122

10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123

10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124

10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126

10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128

10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129

10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136

10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137

10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138

10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139

10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141

10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142

10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143

10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144

10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145

10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146

10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147

10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1

10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2

10.150	Form of Proxy.	8-K	8/15/13	10.3

10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of August, 2013.

CORONUS SOLAR INC.
(Registrant)

BY:	JEFF THACHUK
Jeff Thachuk
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary, Treasurer and member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110

10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111

10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122

10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123

10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124

10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126

10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128

10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129

10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136

10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137

10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138

10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139

10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141

10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142

10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143

10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144

10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145

10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146

10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147

10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1

10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2

10.150	Form of Proxy.	8-K	8/15/13	10.3

10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X