Form 10-Q
period 2013-09-30
Coronus Solar Inc.
filed 2013-11-13
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,219,486 as of November 12, 2013.

PART I.

ITEM 1.          FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	September 30,	March 31,
	2013	2013

ASSETS
CURRENT
Cash and cash equivalents	$94,622	$284,989
Other receivables	7,261	34,529
Prepaid expenses and deposits (Note 7)	3,134	27,666
Receivable - debenture, net - current (Note 11)	1,270,551	-

TOTAL CURRENT ASSETS	1,375,568	347,184

PREPAID EXPENSES AND DEPOSITS (Note 7)	-	564,150

PROPERTY, PLANT AND EQUIPMENT (Note 9)	119,489	127,002

RECEIVABLE - DEBENTURE - LONG TERM (Note 11)	3,096,003	-

PROJECT ASSETS	-	3,477,920

TOTAL ASSETS	$4,591,060	$4,516,256

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 14)	$103,495	$72,725
Senior secured promissory note	-	2,902,100
Notes payable	37,100	232,084
Deferred expenses - current (Note 8)	262,173	-

TOTAL CURRENT LIABILITIES	402,768	3,206,909

NOTES PAYABLE - LONG TERM	-	579,014

DEFERRED EXPENSES - LONG TERM (Note 8)	619,201	-

TOTAL LIABILITIES	1,021,969	3,785,923

STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 12)
Authorized:
Unlimited voting common shares without par value
Issued and outstanding:
17,219,486 common shares (March 31, 2013: 17,219,486)	1,548,492	1,548,492

ADDITIONAL PAID IN CAPITAL	598,534	598,534

ACCUMULATED OTHER COMPREHENSIVE LOSS	(35,208)	(28,035)

RETAINED EARNINGS (DEFICIT), accumulated during the development stage	1,457,273	(1,388,658)

TOTAL STOCKHOLDERS' EQUITY	3,569,091	730,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,591,060	$4,516,256

COMMITMENTS (Note 15)
GOING CONCERN (Note 2)

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Six months ended		inception
	September 30,		September 30,		(December 3, 2001) to
	2013	2012	2013	2012	September 30, 2013

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization - tangible and intangible assets	8	1,801	12	3,604	57,381
Amortization - financing costs on promissory note	46,565	-	146,568	-	208,690
Consulting fees	(36,243)	-	111,904	-	229,425
Interest on shareholder loan	-	-	-	430	28,306
Interest and bank charges	46,381	1,847	98,013	9,054	175,486
Imputed interest expense	3,176	-	3,176	-	3,176
Office and miscellaneous	28,389	11,728	52,513	26,065	216,713
Professional fees	43,855	19,214	91,672	49,468	525,767
Repairs and maintenance	-	-	-	-	869
Salaries and wages (Note 14)	15,405	25,290	39,976	50,182	608,513
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	270	6	674	193	13,863
Advertising and promotion	-	58	-	402	9,124
Travel	3,050	-	9,742	-	20,919
Feasibility study	1,822	72,857	25,855	116,157	308,296
Foreign exchange loss (gain)	1,079	944	(1,366)	8,457	12,928
Write-down of land deposits	-	-	-	-	23,888
Write down in website development costs	-	-	-	-	17,390
Write-off CIP	-	-	-	-	658,440
Write-off trademark cost	-	-	-	-	279
Write-off on discount of convertible notes	-	-	-	80,237	86,923

	153,757	133,745	578,739	344,249	3,698,685

OTHER ITEMS
Interest income	11	85	86	85	207
Imputed interest income	15,880	-	15,880	-	15,880
Debt forgiven	-	-	-	-	13,192
Gain on sale of assets (Note 10)	-	908,030	-	1,717,024	1,717,024
Gain on disposal of subsidiaries (Note 8)	3,420,612	-	3,420,612	-	3,420,612
Write-down land related costs	(7,758)	-	(7,758)	-	(7,758)
Other income	-	-	850	-	850
Other expenses	-	-	-	-	(800)

	3,428,745	908,115	3,429,670	1,717,109	5,159,207

INCOME BEFORE INCOME TAXES	3,274,988	774,370	2,850,931	1,372,860	1,462,273

Income Taxes	-	-	5,000	-	5,000

INCOME FOR THE PERIOD	3,274,988	774,370	2,845,931	1,372,860	1,457,273

OTHER COMPREHESIVE INCOME (LOSS) FOR THE PERIOD

Exchange difference on translation	(3,244)	(3,306)	(7,173)	(1,493)	(35,208)

COMPREHENSIVE INCOME FOR THE PERIOD	$3,271,744	$771,064	$2,838,758	$1,371,367	$1,422,065

Income per share - Basic (Note 6)	$0.19	$0.04	$0.17	$0.06

Weighted average number of common shares outstanding - basic	17,219,486	22,050,432	17,219,486	24,559,473

Income per share - Diluted (Note 6)	$0.18	$0.03	$0.16	$0.05

Weighted average number of common shares outstanding - diluted	18,044,803	22,875,748	18,044,803	25,384,789

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to September 30, 2013
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMNET	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share on June 18, 2002	88,890	6,458	-	-	-	6,458
Exericse of warrants at $0.055 per share on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to September 30, 2013
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMNET	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY
Exericse of warrants at $0.042 per share
on July 28, 2005	200,000	8,385	-	-	-	8,385
on September 14, 2005	100,000	4,193	-	-	-	4,193
Stock issued for debt at $0.042 per share on March 15, 2006	395,600	16,586	-	-	-	16,586
Forgiveness of debt by a director and shareholder	-	-	34,798	-	-	34,798
Imputed interest from shareholder loan	-	-	350	-	-	350
Stock-based compensation on 450,000 options granted	-	-	31,972	-	-	31,972
Comprehensive income (loss):
Currency translation adjustment	-	-	-	1,059	-	1,059
(Loss) for the year	-	-	-	-	(112,773)	(112,773)

Balance, March 31, 2006	12,490,086	635,502	79,364	(11,865)	(684,918)	18,083

Stock issued for cash at $0.044 per share
on November 24, 2006	600,000	26,369	-	-	-	26,369
on December 7, 2006	400,000	17,579	-	-	-	17,579
Forgiveness of debt by a director and shareholder	-	-	31,643	-	-	31,643
Imputed interest from shareholder loan	-	-	939	-	-	939
Stock-based compensation on 100,000 options granted	-	-	7,932	-	-	7,932
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(108)	-	(108)
(Loss) for the year	-	-	-	-	(65,430)	(65,430)

Balance, March 31, 2007	13,490,086	679,450	119,877	(11,973)	(750,348)	37,006

Stock issued for debt at $0.0485 per share on May 4, 2007	52,500	2,548	-	-	-	2,548
Forgiveness of debt by a director and shareholder	-	-	34,950	-	-	34,950
Imputed interest from shareholder loan	-	-	1,126	-	-	1,126
Stock-based compensation on 100,000 options granted	-	-	8,787	-	-	8,787
Comprehensive income (loss):
Currency translation adjustment	-	-	-	4,447	-	4,447
(Loss) for the year	-	-	-	-	(96,432)	(96,432)

Balance, March 31, 2008	13,542,586	681,999	164,740	(7,526)	(846,780)	(7,567)

Forgiveness of debt by a director and shareholder	-	-	31,932	-	-	31,932
Imputed interest from shareholder loan	-	-	2,228	-	-	2,228
Stock-based compensation	-	-	55,180	-	-	55,180
Comprehensive income (loss):
Currency translation adjustment	-	-	-	10,232	-	10,232
(Loss) for the year	-	-	-	-	(172,863)	(172,863)

Balance, March 31, 2009	13,542,586	681,999	254,080	2,706	(1,019,643)	(80,858)

Stock issued for acquisition of Coronus Energy Corp. on November 2, 2009	2,000,000	10,752	10,886	-	-	21,638
Forgiveness of debt by a director and shareholder	-	-	33,015	-	-	33,015
Imputed interest from shareholder loan	-	-	4,997	-	-	4,997
Stock-based compensation	-	-	26,144	-	-	26,144
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(25,943)	-	(25,943)
(Loss) for the year	-	-	-	-	(155,180)	(155,180)

Balance, March 31, 2010	15,542,586	692,751	329,122	(23,237)	(1,174,823)	(176,187)

Stock issued for cash at $0.402 per share on January 21, 2011 (net of share issuance cost)	212,500	70,693	-	-	-	70,693
Stock issued for construction of solar power plants on March 31, 2011	10,974,000	6,584,400	-	-	-	6,584,400
Forgiveness of debt by a director and shareholder	-	-	35,420	-	-	35,420
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(11,701)	-	(11,701)
(Loss) for the year	-	-	-	-	(170,028)	(170,028)

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to September 30, 2013
(Expressed in U.S. Dollars)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMNET	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY
Stock issued for cash at $0.624 per share on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	7,474,452	598,534	(26,232)	(1,715,649)	6,331,105

Stock cancelled for amendment of agreement on August 15, 2012 (Note 10)	(9,876,600)	(5,925,960)	-	-	-	(5,925,960)
Forgiveness of debt by a director and shareholder			-	-	-	-
Comprehensive income :
Currency translation adjustment	-	-	-	(1,803)	-	(1,803)
Income for the year	-	-	-	-	326,991	326,991

Balance, March 31, 2013	17,219,486	1,548,492	598,534	(28,035)	(1,388,658)	730,333

Comprehensive income :
Currency translation adjustment	-	-	-	(7,173)	-	(7,173)
Income for the period	-	-	-	-	2,845,931	2,845,931
Balance, September 30, 2013	17,219,486	1,548,492	598,534	(35,208)	1,457,273	3,569,091

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Six months ended		inception
	September 30,		(December 3, 2001) to
	2013	2012	September 30, 2013

OPERATING ACTIVITIES
Net income from operations	$2,845,931	$1,372,860	$1,457,273
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization - tangible and intangible assets	12	3,603	57,381
Amortization - financing costs on promissory note	146,568	-	227,074
Foreign exchange gain/loss	-	-	(20,930)
Forgiveness of debt	-	-	249,069
Imputed interests, net	(12,704)	-	15,169
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	-	86,818	102,121
Gain on sale of assets	-	(1,717,024)	(1,717,024)
Gain on sale of subsidiaries	(3,420,612)	-	(3,420,612)
Loss on transfer of land	7,758	-	7,758
Write-down of land deposits	-	-	12,278
Write down of website development costs	-	-	17,390
Write-off CIP	-	-	658,440
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	27,148	(5,544)	(6,261)
Prepaid expenses and deposits	16,234	(167,379)	(609,763)
Accounts payables and accrued liabilities	182,006	(120,399)	285,997

NET CASH USED IN OPERATING ACTIVITIES	(207,660)	(547,065)	(2,165,752)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Project assets acquisition	(271,996)	(229,354)	(3,103,365)
Land deposit	(1,742)	-	(50,165)
Net proceeds on sale of subsidiaries	10,000	-	10,000
Net proceeds on sales of assets	-	1,723,710	1,723,710
Intangible asset	-	-	(369)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(263,738)	1,494,356	(1,422,060)

FINANCING ACTIVITIES
Issuance of common shares	-	-	591,861
Senior secured promissory note	519,567	-	3,341,161
Due to related party	(2,586)	-	(2,586)
Loan from a shareholder	-	(242,466)	(44,554)
Note payable	(232,374)	-	(195,274)
Convertible note payable	-	(101,965)	(1,390)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	284,607	(344,431)	3,689,218

EFFECT OF EXCHANGE RATE ON CASH	(3,576)	(2,576)	(6,784)

NET INCREASE (DECREASE) IN CASH	(190,367)	600,284	94,622
CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	284,989	327	-

CASH AND CASH EQUIVALENTS - End of Period	$94,622	$600,611	$94,622

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$17,000	$34,994	$91,933
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400
Cancellation of common shares for amendment of the agreement	$-	$5,295,960	$5,925,960
Forgiveness of debt by a director and shareholder	$-	$-	$-
Settlement of Senior secured promissory note	$3,568,236	$-	$-

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

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

The Company’s current business is to deploy utility-scale solar power systems in the State of California, U.S.A. The Company is located in the City of Vancouver, Province of British Columbia, Canada.

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
Period Ended September 30, 2013

Note 2 – Basis of Presentation - Going Concern Uncertainties

The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Management plans to obtain additional financing through the payment of the Contract Price under the Share Purchase and Development Services Agreement (see Note 8). These consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities other than in the normal course of business.

Information on the Company’s working capital and deficit is:

	September 30,	March 31,
	2013	2013

Working capital (deficiency)	$972,800	$(2,859,725)
Retained earnings (deficit)	1,457,273	(1,388,658)

Note 3 – Summary of Significant Accounting Policies

(a) Principles of consolidation

The accompanying consolidated financial statements include the accounts of Coronus Solar Inc., its 100% owned subsidiary, Coronus 29-Palms Morongo LLC, and until September 19, 2013, its 100% owned subsidiary, Coronus Energy Corp. and the 100% owned, subsidiaries of Coronus Energy Corp., namely, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC. The corresponding comparative figures include the accounts of Coronus Solar Inc. and its 100% owned subsidiaries, Coronus Energy Corp. and Coronus 29-Palms Morongo LLC, and the 100% owned, subsidiaries of Coronus Energy Corp., namely, Coronus 29-Palms North 1 LLC, Coronus 29-Palms North 2 LLC, Coronus 29-Palms North 3 LLC, Coronus Yucca Valley East 1 LLC, Coronus Yucca Valley East 2 LLC, Coronus Yucca Valley East 3 LLC, Coronus Joshua Tree East 1 LLC, Coronus Joshua Tree East 2 LLC, Coronus Joshua Tree East 3 LLC, Coronus Joshua Tree East 4 LLC, Coronus Joshua Tree East 5 LLC, Coronus Apple Valley East 1 LLC, Coronus Apple Valley East 2 LLC, Coronus Adelanto West 1 LLC and Coronus Adelanto West 2 LLC, (collectively, the “Company”). All significant inter-company transactions and accounts have been eliminated in consolidation.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 3 – Summary of Significant Accounting Policies - Continued

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

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at September 30, 2013 and March 31, 2013, and the results of operations and cash flows for the six months ended September 30, 2013 and 2012, and for the period from December 3, 2001 (Date of Commencement) to September 30, 2013.

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
Period Ended September 30, 2013

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

(b) Unrecognized tax benefits

In July 2013, the FASB issued authoritative guidance under Accounting Standard Update ("ASU") 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of fiscal 2014. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Earnings (Loss) per Share

The calculation of basic earnings per share for the three months and six months ended September 30, 2013 was based on the net income attributable to common shareholders of $3,274,988 and $2,845,931 respectively, and a weighted average number of common shares outstanding of 17,219,486 and 17,219,486, respectively.

The calculation of basic earnings per share for the three months and six months ended September 30, 2012 was based on the net income attributable to common shareholders of $774,370 and $1,372,860 respectively, and a weighted average number of common shares outstanding of 22,050,432 and 24,559,473, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 6 – Earnings (Loss) per Share - Continued

The calculation of diluted earnings per share for the three months and six months ended September 30, 2013 was based on the net income attributable to common shareholders of $3,274,988 and $2,845,931 respectively, and a diluted weighted average number of common shares outstanding of 18,044,803 and 18,044,803.

The calculation of diluted earnings per share for the three months and six months ended September 30, 2012 was based on the net income attributable to common shareholders of $771,064 and $1,372,860 respectively, and a diluted weighted average number of common shares outstanding of 22,875,748 and 25,384,789.

(a) Basic earnings per share

Weighted average number of common shares for basic earnings (loss) per share calculations:

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012

Issued common share at beginning of period	17,219,486	27,096,086	17,219,486	27,096,086
Cancelled during the period	-	(5,045,654)	-	(2,536,613)
Weighted average number of common shares at end of period	17,219,486	22,050,432	17,219,486	24,559,473

(b) Diluted earnings per share

Weighted average number of common shares for diluted earnings (loss) per share calculations:

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average number of common shares at September 30	17,219,486	22,050,432	17,219,486	24,559,473
Effect of share options on issue	691,900	691,900	691,900	691,900
Effect of share warrants on issue	133,416	133,416	133,416	133,416
Diluted Weighted average number of common shares at September 30	18,044,803	22,875,748	18,044,803	25,384,789

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share options and warrants was based on quoted market prices for the period during which the options were outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 7 – Prepaid expenses and deposits

Prepaid expenses and deposits at September 30, 2013 and March 31, 2013 were summarized as follows:

	September 30,	March 31,
	2013	2013
Current
Prepaid expenses	$400	$766
Prepaid expenses -Utility Interconnection Studies	-	25,900
Land deposit (a)	2,734	1,000
Long term
Development security deposit	-	564,150
	$3,134	$591,816

(a) Land deposit

On October 24, 2012, the Company’s then wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price for the land is $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with the Company’s wholly-owned subsidiary, Coronus 29-Palms Morongo LLC (“Coronus 29-Palms Morongo”). Effective May 3, 2013, the parties further amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 24.23 acre parcel of vacant land was adopted, with the following terms: 1) Coronus 29-Palms Morongo pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo to apply for a conditional use permit from the County of San Bernardino.

Note 8 - Disposition of Coronus Energy Corp. and its wholly-owned subsidiaries (“Coronus”)

On August 9, 2013, the Company and Coronus Energy Corp. (“Coronus”), the Company’s then wholly-owned subsidiary, entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”). On September 19, 2013, the parties closed on the Share Purchase and Development Services Agreement.

On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”).

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 8 - Disposition of Coronus Energy Corp. and its wholly-owned subsidiaries (“Coronus”) - Continued

Under the Share Purchase and Development Services Agreement, the Company agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar photovoltaic (PV) projects of Coronus, for $8,775,000 (the “Contract Price”). Redwood was to pay the Contract Price by issuing a non-interest bearing, secured debenture (the “Redwood Debenture”) to the Company. On September 19, 2013, at closing, Redwood issued the Redwood Debenture to the Company.

At closing, on the transfer of Coronus to Redwood, all then outstanding advances under the Loan, together with all accrued but unpaid interest, were assumed as part of the transfer.

The Contract Price, based on an agreed upon price of dollars per peak installed watt, is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by the Company. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to the Company on the execution of the Share Purchase and Development Services Agreement on August 9, 2013; 2) $9,000 was paid to the Company on closing on September 19, 2013; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to the Company; 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to the Company on permanent financial close in connection with the construction of each system; and, 5) the maturity date of Redwood Debenture is February 15, 2015.

Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. The Redwood Debenture security interests received by the Company are subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

The net present value of the sales proceeds according to projected collection dates was $4,390,988 after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80% per solar PV system. The fair value calculation of sales proceed is preliminary and is subject to change in future period due to possible adjustments in the valuation assumptions.

Sales proceeds	$4,390,988
Less: net book value of assets sold	(92,178)
additional development cost to be incurred (1)	(878,198)
Gain on disposal of the subsidiaries	$3,420,612

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 8 - Disposition of Coronus Energy Corp. and its wholly-owned subsidiaries (“Coronus”) - Continued

(1)

The Company still has to incur additional development costs equivalent to approximately 20% of the total sales proceeds of the subsidiaries in order to earn the related sales proceeds [see Notes 14(i) and 14 (ii)]. The net present value of the additional development costs to be incurred was $878,198 after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80% per solar PV system.

As of September 30, 2013, the net present value of the additional development costs was $881,374 after adjusting for the imputed interest income of $3,176.

As at September 30, 2013, the Company recorded a gain of $3,420,612 on disposal of the subsidiaries.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at September 30, 2013 and March 31, 2013 were summarized as follows:

		Accumulated	Net book
September 30, 2013	Cost	depreciation	value

Office equipment	$1,334	$1,227	$107
Computer equipment	1,021	1,000	21
Land*	119,361	-	119,361
	$121,716	$2,227	$119,489

Note 9 – Property, Plant and Equipment - Continued

		Accumulated	Net book
March 31, 2013	Cost	depreciation	value

Office equipment	$1,351	$1,231	$120
Computer equipment	1,034	1,008	26
Land*	126,856	-	126,856
	$129,241	$2,239	$127,002

*Land

(i) 29-Palms East

Such represents a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $32,000. The Company owns this land unencumbered. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 9 – Property, Plant and Equipment- Continued

(ii) Newberry Springs

Such represents a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California. The purchase price was $45,000. The previous owner holds a $37,000 note against the property, due March 17, 2014, at 6.5% per annum interest, with monthly payments of interest only. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

(iii) 29-Palms North

Such represents a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California. The purchase price was $40,000. The Company owns this land unencumbered. At this point in time, the Company has opted not to pursue interconnection agreements for solar PV power systems sited on this parcel.

Note 10 - Disposition of Coronus Hesperia West 1 LLC & Coronus Hesperia West 2 LLC

On April 5, 2012, the Company’s then wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Solar Photovoltaic Asset Sale Agreement (the “Sycamore Solar PV Asset Sale Agreement”) with Sycamore Physicians Partners LLC (“Sycamore”). Under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to sell, assign and transfer to Sycamore, Coronus’ sole membership in Coronus Hesperia West 1 LLC. On March 19, 2012, Coronus Hesperia West 1 LLC entered into a Power Purchase Agreement (“PPA”) with Southern California Edison (“SCE”). The PPA relates to Coronus’ application for interconnection service and the CREST tariff for a 1.2 MW solar PV power system on a 20 acre parcel of vacant land, situated west of Hesperia, in the County of San Bernardino, California, Coronus agreed to acquire pursuant to a vacant land purchase agreement (the “Hesperia West Agreement”). Additionally, under the Sycamore Solar PV Asset Sale Agreement, Coronus agreed to assign to Sycamore, the Hesperia West Agreement. Further, under the Sycamore Solar PV Asset Sale

Agreement, Coronus agreed to use its best efforts to obtain a second PPA from SCE in relation to the Hesperia West 20 acre parcel, and to sell this PPA (relating to a 1.5 MW solar PV system) to Sycamore if obtained.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 10 - Disposition of a Coronus Hesperia West 1 LLC - Continued

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

The Company recorded a gain on the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC of $1,717,024 as of September 30, 2012. Details are as follows:

Cash consideration	$1,726,219
Less: net book value of assets sold	9,195
$1,717,024

Note 11 – Debenture Receivable

On August 9, 2013, the Company and Coronus Energy Corp. (“Coronus”), the Company’s then wholly-owned subsidiary, entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”) (see Note 8). On September 19, 2013, the parties closed on the Share Purchase and Development Services Agreement. Under the Share Purchase and Development Services Agreement, the Company agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar photovoltaic (PV) projects of Coronus, for $8,775,000 (the “Contract Price”). Redwood was to pay the Contract Price by issuing a non-interest bearing, secured debenture (the “Redwood Debenture”) to the Company. On September 19, 2013, at closing, Redwood issued the Redwood Debenture to the Company. On September 19, 2013, at closing, The net present value of the Redwood Debenture was $4,390,988 after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV project.

The maturity date of the Redwood Debenture is February 15, 2015.

Note 11 – Debenture Receivable - Continued

As of September 30, 2013, the net present value of the Redwood Debenture was $4,366,554 after adjusting for the cash received of $10,000, price adjustments on closing of $30,313 and imputed interest income of $15,880. The fair value of debenture receivable is preliminary and is subject to change in future period due to possible adjustments in the valuation assumptions.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

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
Period Ended September 30, 2013

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

As at September 30, 2013, 10,226,900 (March 31, 2013: 10,226,900) shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 12 – Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended September 30, 2013 and year ended March 31, 2013, there were no options granted or exercised.

Changes in stock options for the period ended September 30, 2013 and year ended March 31, 2013 are summarized as follows:

	Options Outstanding
		Weighted average
	Number of	exercise
	shares	price

Balance, March 31, 2012	745,000	$0.065
Expired	(5,000)	0.105
Balance, March 31, 2013 and September 30, 2013	740,000	$0.065

The Company has the following options outstanding and exercisable at September 30, 2013:

Outstanding			Exercisable
	Weighted
Number	Average	Weighted	Number	Weighted
Outstanding at	Remaining	Average	Exercisable at	Average
September 30,	Contractual	Exercise	September 30,	Exercise
2013	Life (Years)	Price	2013	Price

740,000	2.15	$0.065	740,000	$0.065

The Company has the following options outstanding and exercisable at March 31, 2013:

Outstanding			Exercisable
	Weighted
Number	Average	Weighted	Number	Weighted
Outstanding at	Remaining	Average	Exercisable at	Average
March 31,	Contractual	Exercise	March 31,	Exercise
2013	Life (Years)	Price	2013	Price

740,000	2.65	$0.065	740,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

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

During the period ended September 30, 2013 and year ended March 31, 2013, the Company did not issue any warrants. At September 30, 2013, 533,666 (March 31, 2013: 533,666) warrants remained outstanding.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 12 – Stockholders’ Equity - Continued

(c) Warrants - Continued

The Company has the following warrants outstanding at September 30, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
2013-03-31	period	period	period	2013-09-30	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.77	2.61
17,000	-	-	-	17,000	0.75	0.77	3.07
166,666	-	-	-	166,666	0.75	0.77	3.35
533,666	-	-	-	533,666	$0.75	$0.77	2.85

The Company has the following warrants outstanding at March 31, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
31/03/2012	period	period	period	31/03/2013	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.75	3.11
17,000	-	-	-	17,000	0.75	0.75	3.57
166,666	-	-	-	166,666	0.75	0.75	3.85
533,666	-	-	-	533,666	$0.75	$0.75	3.37

The warrants are not a derivative instrument.

Note 13 – Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 14 – Related Party Transactions

During the three months and six months ended September 30, 2013, the Company paid $nil (2012: $nil) and $291 (2012: $300) in director fees to the directors of the Company, respectively.

During the three months and six months ended September 30, 2013, $15,405 (2012: $25,128) and $39,976 (2012: $50,241) of compensation were paid to a director and shareholder, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 14 – Related Party Transactions - Continued

As at September 30, 2013, included in accounts payable, $86 (March 31, 2013: $3,380) was owed to directors and/or principals of the Company.

Other related party transactions

(i) Earthlight Consultancy

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. (“Earthlight”) to provide Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. Under this engagement, Coronus paid Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. Effective September 1, 2013, Coronus and Earthlight terminated this engagement, but with the Company re-engaging Earthlight as a consultant (the “Current Earthlight Engagement”), with Earthlight providing the Company with advisory and consulting services (the “Current Earthlight Services”) in respect of the Company’s solar PV business. Under the Current Earthlight Engagement, as amended, the Company is to pay Earthlight CAD$10,000 per month for the Current Earthlight Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay Earthlight 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8). During the three months and six months ended September 30, 2013, the Company paid $25,700 (2012: $nil) and $49,700 (2012: $nil) to Earthlight, respectively.

(ii) RenewTrek Consultancy

Effective September 1, 2013, the Company engaged RenewTrek Solar Inc. (“RenewTrek”) as a consultant (the “RenewTrek Engagement”), with RenewTrek providing the Company with advisory and consulting services (the “RenewTrek Services”) in respect of the Company’s solar PV business. Under the RenewTrek Engagement, as amended, the Company is to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8). Jeff Thachuk, the Company’s president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of the Company’s board of directors, is the president and a control person of RenewTrek. Prior to the RenewTrek Engagement, the Company paid Mr. Thachuk CAD$8,000 per month to serve as the Company’s principal executive officer. Effective September 1, 2013, Mr. Thachuk no longer receives this salary, but continues to serve as the Company’s principal executive officer. On September 1 and November 4, 2013, the Company’s board of directors approved the RenewTrek Engagement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the RenewTrek Engagement. During the three months and six months ended September 30, 2013, the Company paid $9,700 (2012: $nil) and $9,700 (2012: $nil) to RenewTrek, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)
Period Ended September 30, 2013

Note 15 – Commitments

(i) Consulting services

See Note 14(i).

See Note 14(ii).

Note 16 – Comparative Figures

Certain figures for the prior period have been reclassified to conform to the current period consolidated financial statements presentation.

Note 17 – Subsequent Events

On November 4, 2013, the parties amended the Earthlight Consultancy [see Note 14(i)]. Under the Current Earthlight Engagement, as amended, the Company is to pay Earthlight CAD$10,000 per month for the Current Earthlight Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay Earthlight 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8).

On November 4, 2013, the parties amended the RenewTrek Consultancy [see Note 14(ii)]. Under the RenewTrek Engagement, as amended, the Company is to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8).

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

Trends Affecting Our Business

            In the past four and one-half years, solar module prices have been reduced by more than half, due to the impact of the global economic downturn, reduced silicon prices, increased polysilicon supply, and a general oversupply of solar modules on the market. Although we expect solar module prices to stay at current levels, or continue to decline, but not as drastically, a rebound in solar module prices would materially impact the viability of our business model, possibly rendering our model nonviable.

Regulatory Risk

            On June 12, 2013, the San Bernardino County Board of Supervisors approved a 45-day temporary moratorium on approval of commercial solar energy generation projects. The purpose of the moratorium is to prevent establishment of commercial solar energy generation projects that may be incompatible with existing land uses, while the County contemplate potential amendments to the Development Code for the purpose of ensuring and enhancing compatibility between solar energy generation projects and surrounding land uses. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, Apple Valley East, and 29-Palms Morongo are subject to the moratorium. Coronus project Adelanto West is not. The moratorium may be extended by further action of the Board of Supervisors, initially for ten months and 15 days and then again for one year.

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

            On October 17, 2013, in respect of the moratorium, the San Bernardino County Land Use Services Department presented a proposed ordinance amending the Development Code to the San Bernardino County Planning Commission, to establish required findings when considering approval of commercial solar energy generation facilities, to guide the appropriate siting of these facilities to protect sensitive natural resources, safeguard existing and future neighborhoods and rural residential uses, and promote a vibrant tourist economy. The Planning Commission recommended approval, but with final action by the Board of Supervisors.

            As a consequence of the moratorium extension, Coronus Energy Corp. (“Coronus”), our previously owned, wholly-owned subsidiary, formally withdrew its SCE interconnection requests for Coronus solar photovoltaic (“PV”) systems 29-Palms North 2 and 3. Additionally, as a consequence of the moratorium extension, Coronus also put a formal request to SCE to terminate the CREST power purchase agreements in respect of these two projects. There is no assurance the outcome of the moratorium, or delay arising therefrom, will not materially and adversely affect those Coronus projects subject to the moratorium. Nor is there any assurance the presence of the moratorium will not limit our ability to access the capital markets to meet liquidity and capital expenditure requirements. As a consequence of the moratorium, we have assigned a probability of success ratio ranging from 25% to 80%, per solar PV system, in respect of those systems and related projects subject to the moratorium.

Plan of Operation for the Next Twelve Months

            On August 9, 2013, we and Coronus Energy Corp. (“Coronus”), our previously owned, wholly-owned subsidiary, entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”). On September 19, 2013, the parties closed on the Share Purchase and Development Services Agreement.

            On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”).

            Under the Share Purchase and Development Services Agreement, we agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar photovoltaic (“PV”) projects of Coronus, which held Power Purchase Agreements under the CREST Program, for $8,775,000 (the “Contract Price”). Redwood was to pay the Contract Price by issuing a non-interest bearing, secured debenture (the “Redwood Debenture”) to us. On September 19, 2013, at closing, Redwood issued the Redwood Debenture to us.

            In respect of the Contract Price, and related Redwood Debenture, we recorded a gain of $3,420,612. The gain relates to the net present value of the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold and the additional development costs of approximately 20% of the proceeds to be incurred.

            Our obligation to complete the sale was subject, in part, to 1) us receiving a release from Clean Focus in respect of any further obligations under or in connection with the Loan; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares. On September 19, 2013, at closing, we received the release from Clean Focus in respect of any further obligations under or in connection with the Loan. On September 16, 2013, at the annual general & special meeting of our shareholders (the “Shareholder Meeting”), we obtained the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares.

            Redwood's obligation to complete the purchase was subject, in part, to 1) Redwood receiving lock-up agreements and proxies from our shareholders holding not less than 80% of our shares; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares. Prior to the Shareholder Meeting, Redwood received lock-up agreements and proxies from twelve of our shareholders holding 80.6% of our shares. On September 16, 2013, at the Shareholder Meeting, we obtained the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares.

            At closing, on the transfer of Coronus to Redwood, all then outstanding advances under the Loan, together with all accrued but unpaid interest, were assumed as part of the transfer.

            The Contract Price, based on an agreed upon price of dollars per peak installed watt, is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by us. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to us on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 was paid to us on closing on September 19, 2013; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to us; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to us on permanent financial close in connection with the construction of each system.

            Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. The Redwood Debenture security interests received by us are subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

            Effective September 1, 2013, we engaged Earthlight Solar Inc. (“Earthlight”) as a consultant (the “Earthlight Engagement”), with Earthlight providing us with advisory and consulting services (the “Earthlight Services”) in respect of our solar PV business. Under the Earthlight Engagement, we were to pay Earthlight CAD$10,000 per month for the Earthlight Services. Mark Burgert, a control person of us, is the president and a control person of Earthlight. On November 4, 2013, the parties amended the Earthlight Engagement (the “Amended Earthlight Engagement”). Under the Amended Earthlight Engagement, we are to pay Earthlight CAD$10,000 per month for the Earthlight Services up to November 30, 2013. Effective December 1, 2013, we are to pay Earthlight 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement.

            Effective September 1, 2013, we engaged RenewTrek Solar Inc. (“RenewTrek”) as a consultant (the “RenewTrek Engagement”), with RenewTrek providing us with advisory and consulting services (the “RenewTrek Services”) in respect of our solar PV business. Under the RenewTrek Engagement, we were to pay RenewTrek CAD$10,000 per month for the RenewTrek Services. Jeff Thachuk, our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors, is the president and a control person of RenewTrek. On September 1, 2013, our board of directors approved the RenewTrek Engagement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the RenewTrek Engagement. On November 4, 2013, the parties amended the RenewTrek Engagement (the “Amended RenewTrek Engagement”). Under the Amended RenewTrek Engagement, we are to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, we are to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the Amended RenewTrek Engagement.

            Coronus project 29-Palms Morongo, a 1.5 MW ground-mount, fixed-tilt, solar PV project, is owned directly by us, through our wholly-owned subsidiary, Coronus 29-Palms Morongo LLC, and was not part of the Share Purchase and Development Services Agreement with Redwood. As all other Coronus solar PV projects were transferred to Redwood under the Share Purchase and Development Services Agreement, Coronus project 29-Palms Morongo is our sole remaining solar PV project under development. As we have completed a system impact utility study for this project, and we have secured the land for this project pursuant to an option to purchase, we are eligible to pursue a Power Purchase Agreement for this project under the Renewable Market Adjusting Tariff (“Re-MAT”). Formerly CREST, Re-MAT implements the renewable resource feed-in tariff program pursuant to California Public Utilities Code Section 399.20 and California Public Utilities Commission Decisions (D.) 12-05-035, D.13-01-041, and D.13-05-034.

            In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase, for solar project development.

            Additionally, we are presently evaluating corporate action options in respect of going private.

Results of Operations

Three Months Ended September 30, 2013 compared to September 30, 2012

            Amortization, tangible and intangible assets, expense decreased by $1,793 or 100% from $1,801 for the three months ended September 30, 2012 to $8 for the three months ended September 30, 2013. The reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012.

            We incurred $46,565 in accretion expense on promissory note for the three months ended September 30, 2013, as compared to no accretion expense ($nil) on promissory note for the three months ended September 30, 2012. The $46,565 was the amortized portion of the deferred financing fees for the current period incurred on the issuance of the senior secured promissory note over the life of the note. On the transfer of Coronus to Redwood, on September 19, 2013, all then outstanding advances under the note, together with all accrued but unpaid interest, were assumed as part of the transfer.

            We recovered $36,243 in consulting fees expense for the three months ended September 30, 2013, as compared to no consulting fees expense ($nil) for the three months ended September 30, 2012. This expense relates to 1) the focused biological surveys we undertook for several properties during the current and previous period, 2) the Earthlight consultancy, and 3) the RenewTrek consultancy.

            Interest and bank charges expense increased by $44,534 or 2,410% from $1,847 for the three months ended September 30, 2012 to $46,381 for the three months ended September 30, 2013. The principal reason for the increase was the accrual of the interest owing on the senior secured promissory note in the amount of $45,028.

            We incurred $3,176 in imputed interest expense for the three months ended September 30, 2013, as compared to no imputed interest expense ($nil) for the three months ended September 30, 2012. The imputed interest expense relates to the development expenses to be incurred over the period for the disposal of the subsidiaries in respect of the Coronus sale to Redwood. It was calculated at 12% per annum.

            Office and miscellaneous expense increased by $16,661 or 142% from $11,728 for the three months ended September 30, 2012 to $28,389 for the three months ended September 30, 2013. The principal reason for the increase was the accrual of the California franchise tax of $13,600 for the current quarter for Coronus, Coronus’ limited liability company project subsidiaries, and Coronus 29-Palms Morongo LLC.

            Professional fees expense increased by $24,641 or 128% from $19,214 for the three months ended September 30, 2012 to $43,855 for the three months ended September 30, 2013. The principal reason for the increase was the increase in activity of the Company, in particular, the disposal of Coronus and the addition of the senior secured promissory note. Legal fees increased by $19,300 and accounting and audit fees increased by $5,300.

            Salaries and wages expense decreased by $9,885 or 39% from $25,290 for the three months ended September 30, 2012 to $15,405 for the three months ended September 30, 2013. The reason for the decrease is that effective September 1, 2013, although our principal executive officer continues to serve as our principal executive officer, we no longer pay our principal executive officer the CAD$8,000 per month salary.

            We incurred $3,050 in travel expense for the three months ended September 30, 2013, as compared to no travel expense ($nil) for the three months ended September 30, 2012. The increase was due to visits to our portfolio of sites in California.

            Feasibility study expense decreased by $71,035 or 97% from $72,857 for the three months ended September 30, 2012 to $1,822 for the three months ended September 30, 2013. The decrease was due to the expensed portion of the numerous deposits Coronus paid over the past year to SCE for interconnection studies largely completed in the past year.

            We achieved $15,880 in imputed interest income for the three months ended September 30, 2013, as compared to no imputed interest expense ($nil) for the three months ended September 30, 2012. The imputed interest income relates to the receivable debenture on the remaining proceeds to be received over the period for the disposal of Coronus. It was calculated at 12% per annum.

            We achieved no gain on sale of assets ($nil) for the three months ended September 30, 2013, as compared to $908,030 in gain on sale of assets for the three months ended September 30, 2012. Pursuant to the Sycamore Solar PV Asset Sale Agreement, we recorded a gain of $908,030 in respect of the sale of Coronus Hesperia West 2 LLC in the three month period ended September 30, 2012.

            We achieved $3,420,612 in gain on disposal of subsidiaries for the three months ended September 30, 2013, as compared to no gain on disposal of subsidiary ($nil) for the three months ended September 30, 2012. The gain relates to the net present value of the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold and the additional development costs to be incurred.

Six Months Ended September 30, 2013 compared to September 30, 2012

            Amortization, tangible and intangible assets, expense decreased by $3,588 or 100% from $3,604 for the six months ended September 30, 2012 to $16 for the six months ended September 30, 2013. The reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012.

            We incurred $146,568 in accretion expense on promissory note for the six months ended September 30, 2013, as compared to no accretion expense ($nil) on promissory note for the six months ended September 30, 2012. The $146,568 was the amortized portion of the deferred financing fees for the current period incurred on the issuance of the senior secured promissory note over the life of the note. On the transfer of Coronus to Redwood, on September 19, 2013, all then outstanding advances under the note, together with all accrued but unpaid interest, were assumed as part of the transfer.

            We incurred $111,904 in consulting fees expense for the six months ended September 30, 2013, as compared to no consulting fees expense ($nil) for the six months ended September 30, 2012. This expense relates to 1) the focused biological surveys we undertook for several properties during the current and previous period, 2) the Earthlight consultancy, and 3) the RenewTrek consultancy. This expense was offset from us receiving a $92,025 refund from Redwood, on the transfer of Coronus to Redwood on September 19, 2013, for payments made by us earlier in respect of the focused biological surveys.

            We incurred no interest on shareholder loan expense ($nil) for the six months ended September 30, 2013, as compared to $430 in interest on shareholder loan expense for the six months ended September 30, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

            Interest and bank charges expense increased by $88,959 or 983% from $9,054 for the six months ended September 30, 2012 to $98,013 for the six months ended September 30, 2013. The principal reason for the increase was the accrual of the interest owing on the senior secured promissory note.

            We incurred $3,176 in imputed interest expense for the six months ended September 30, 2013, as compared to no imputed interest expense ($nil) for the six months ended September 30, 2012. The imputed interest expense relates to the development expenses to be incurred over the period for the disposal of the subsidiaries in respect of the Coronus sale to Redwood. It was calculated at 12% per annum.

            Office and miscellaneous expense increased by $26,448 or 101% from $26,065 for the six months ended September 30, 2012 to $52,513 for the six months ended September 30, 2013. The principal reason for the increase was the accrual of the California franchise tax of $13,600 for the current period for Coronus, Coronus’ limited liability company project subsidiaries, and Coronus 29-Palms Morongo LLC.

            Professional fees expense increased by $42,204 or 85% from $49,468 for the six months ended September 30, 2012 to $91,672 for the six months ended September 30, 2013. The principal reason for the increase was the increase in activity of the Company, in particular, the disposal of Coronus and the addition of the senior secured promissory note. Legal fees increased by $23,984 and accounting and audit fees increased by $18,220.

            Salaries and wages expense decreased by $10,206 or 20% from $50,182 for the six months ended September 30, 2012 to $39,976 for the six months ended September 30, 2013. The reason for the decrease is that effective September 1, 2013, although our principal executive officer continues to serve as our principal executive officer, we no longer pay our principal executive officer the CAD$8,000 per month salary.

            We incurred $9,742 in travel expense for the six months ended September 30, 2013, as compared to no travel expense ($nil) for the six months ended September 30, 2012. The increase was due to visits to our portfolio of sites in California.

            Feasibility study expense decreased by $90,302 or 78% from $116,157 for the six months ended September 30, 2012 to $25,855 for the six months ended September 30, 2013. The decrease was due to the expensed portion of the numerous deposits Coronus paid over the past year to SCE for interconnection studies largely completed in the past year.

            Foreign exchange loss expense decreased by $9,827 or 116% from an exchange loss of $8,457 for the six months ended September 30, 2012 to an exchange gain of $1.370 for the six        months ended September30, 2013. The decrease was attributable to the fluctuation of the USD/CAD exchange rate.

            We incurred no write-off on discount of convertible notes expense ($nil) for the six months ended September 30, 2013, as compared to $80,237 in write-off on discount of convertible notes expense for the six months ended September 30, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $80,237, was written off.

            We achieved $15,880 in imputed interest income for the six months ended September 30, 2013, as compared to no imputed interest expense ($nil) for the six months ended September 30, 2012. The imputed interest income relates to the receivable debenture on the remaining proceeds to be received over the period for the disposal of Coronus. It was calculated at 12% per annum.

            We achieved no gain on sale of assets ($nil) for the six months ended September 30, 2013, as compared to $1,717,024 in gain on sale of assets for the six months ended September 30, 2012. Pursuant to the Sycamore Solar PV Asset Sale Agreement, we recorded a gain of $1,717,024 in respect of the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC in the six month period ended September 30, 2012.

            We achieved $3,420,612 in gain on disposal of subsidiaries for the six months ended September 30, 2013, as compared to no gain on disposal of subsidiary ($nil) for the six months ended September 30, 2012. The gain relates to the net present value of the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold and the additional development costs to be incurred.

Assets and Liabilities at September 30, 2013 compared to March 31, 2013

            Cash and cash equivalents decreased by $190,367 or 67% from $284,989 at March 31, 2013 to $94,622 at September 30, 2013. The reason for the decrease is that we used more cash in the current period to pay liabilities, than we achieved in gains in cash in the same period.

            Other receivables decreased by $27,268 or 79% from $34,529 at March 31, 2013 to $7,261 at September 30, 2013. The principal reason for the decrease was the receipt of $25,081 in SCE utility study deposit refunds in the current period.

            Current, prepaid expenses and deposit decreased by $24,532 or 89% from $27,666 at March 31, 2013 to $3,134 at September 30, 2013. The decrease is due to a comparative decrease in current, prepaid expenses in relation to utility interconnection studies.

            We had $1,270,551 in receivable – debenture, net - current at September 30, 2013, as compared to no receivable – debenture, net – current ($nil) at March 31, 2013. The receivable – debenture, net – current relates to the current portion of the Redwood Debenture securing the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold.

            We had no long-term prepaid expenses and deposit ($nil) at September 30, 2013, as compared to $564,150 in long-term prepaid expenses and deposit at March 31, 2013. These assets were sold to Redwood as part of the Coronus sale on September 19, 2013.

            We had $3,096,003 in receivable – debenture – long term at September 30, 2013, as compared to no receivable – debenture – long term ($nil) at March 31, 2013. The receivable – debenture – long term relates to the long term portion of the Redwood Debenture securing the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold.

            We had no project assets ($nil) at September 30, 2013, as compared to $3,477,920 in project assets at March 31, 2013. These assets were sold to Redwood as part of the Coronus sale on September 19, 2013.

            We had no senior secured promissory note ($nil) at September 30, 2013, as compared to $2,902,100 in senior secured promissory note at March 31, 2013. This liability was assumed by Redwood as part of the Coronus sale on September 19, 2013.

            Current notes payable decreased by $194,984 or 84% from $232,084 at March 31, 2013 to $37,100 at September 30, 2013. But for the current notes payable in relation to the Newberry Springs encumbrance, these liabilities were assumed by Redwood as part of the Coronus sale on September 19, 2013.

            We had $262,173 in deferred expenses – current at September 30, 2013, as compared to no deferred expenses – current ($nil) at March 31, 2013. The deferred expenses – current relate to the current portion of the additional development costs, in respect of the Coronus sale, the Company anticipates incurring, equivalent to approximately 20% of the total sales proceeds of the subsidiaries in order to earn the related sales proceeds, after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system.

            We had no long-term notes payable ($nil) at September 30, 2013, as compared to $579,014 in long-term notes payable at March 31, 2013. These liabilities were assumed by Redwood as part of the Coronus sale on September 19, 2013.

            We had $619,201 in deferred expenses – long term at September 30, 2013, as compared to no deferred expenses – long term ($nil) at March 31, 2013. The deferred expenses – long term relate to the long term portion of the additional development costs, in respect of the Coronus sale, the Company anticipates incurring, equivalent to approximately 20% of the total sales proceeds of the subsidiaries in order to earn the related sales proceeds, after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system.

Limited Operating History; Need for Additional Capital

            There is limited historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

            To continue with our operations, we need to develop new solar PV projects, and obtain power purchase agreements and land use permits for them. There is no assurance that we will be able to develop new projects that are viable. Nor is there any assurance that we will be able to obtain power purchase agreements or land use permits. Further, there is no assurance that we will be able to secure financing, or secure financing on acceptable terms, to develop new projects. If financing is not available on acceptable terms, we may be unable to develop our operations.

            We expect to obtain capital through the payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, under the Share Purchase and Development Services Agreement. As the payment of the Contract Price is based on the aggregate of the value of the installed solar PV systems, and there is no assurance that the solar PV systems will obtain land use permits or be installed, there is no assurance that we will raise capital through the payment of the Contract Price.

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

            On August 9, 2013, we and Coronus Energy Corp. (“Coronus”), our previously owned, wholly-owned subsidiary, entered into a share purchase and development services agreement (the “Share Purchase and Development Services Agreement”) with Redwood Solar Development LLC (“Redwood”). On September 19, 2013, the parties closed on the Share Purchase and Development Services Agreement.

            On December 20, 2012, Coronus and Coronus’ wholly-owned subsidiaries, conducted a non-brokered private placement, issuing a senior secured, promissory note (the “Note”) to Clean Focus Financing Company, LP (“Clean Focus”), for proceeds of up to $4,000,000 (the “Loan”).

            Under the Share Purchase and Development Services Agreement, we agreed to sell 100% of the issued and outstanding shares of Coronus to Redwood, in addition to performing certain development services in respect of the twelve anticipated, utility-scale, solar PV projects of Coronus, which held Power Purchase Agreements under the CREST Program, for $8,775,000 (the “Contract Price”). Redwood was to pay the Contract Price by issuing a non-interest bearing, secured debenture (the “Redwood Debenture”) to us. On September 19, 2013, at closing, Redwood issued the Redwood Debenture to us.

            In respect of the Contract Price, and related Redwood Debenture, we recorded a gain of $3,420,612. The gain relates to the net present value of the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold and the additional development costs of approximately 20% to be incurred.

            Our obligation to complete the sale was subject, in part, to 1) us receiving a release from Clean Focus in respect of any further obligations under or in connection with the Loan; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares. On September 19, 2013, at closing, we received the release from Clean Focus in respect of any further obligations under or in connection with the Loan. On September 16, 2013, at the annual general & special meeting of our shareholders (the “Shareholder Meeting”), we obtained the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than two-thirds of our shares.

            Redwood's obligation to complete the purchase was subject, in part, to 1) Redwood receiving lock-up agreements and proxies from our shareholders holding not less than 80% of our shares; and 2) the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares. Prior to the Shareholder Meeting, Redwood received lock-up agreements and proxies from twelve of our shareholders holding 80.6% of our shares. On September 16, 2013, at the Shareholder Meeting, we obtained the approval of the Share Purchase and Development Services Agreement by our shareholders holding not less than 80% of our shares.

            At closing, on the transfer of Coronus to Redwood, all then outstanding advances under the Loan, together with all accrued but unpaid interest, were assumed as part of the transfer.

            The Contract Price, based on an agreed upon price of dollars per peak installed watt, is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by us. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to us on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 was paid to us on closing on September 19, 2013; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to us; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to us on permanent financial close in connection with the construction of each system.

            Under the Share Purchase and Development Services Agreement, the Contract Price is subject to adjustment, upwards or downwards, as appropriate, based, in part, on the following parameters: installed capacity; development expense budget true-up; interconnection refund true-up; and Coronus financial statements true-up. Under the Share Purchase and Development Services Agreement, Redwood agrees to fund, and the Contract Price reflects Redwood funding, certain development expenses that are separate and aside from the Contract Price. The Redwood Debenture security interests received by us are subordinate and junior to the interests securing the Loan, as well as subordinate and junior to all future draws under the Loan where the proceeds are used to fund those certain development expenses.

            We expect to obtain capital through the payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, under the Share Purchase and Development Services Agreement. As the payment of the Contract Price is based on the aggregate of the value of the installed solar PV systems, and there is no assurance that the solar PV systems will obtain land use permits or be installed, there is no assurance that we will raise capital through the payment of the Contract Price. Nonetheless, we believe that capital generated through the payment of the Contract Price under the Share Purchase and Development Services Agreement will allow us to operate for the next twelve months. Capital raised from the payment of the Contract Price under the Share Purchase and Development Services Agreement is our only anticipated source of additional capital.

            To develop a 1.5 MW ground-mount, fixed-tilt, solar PV power plant, we forecast the total project cost to be $4.6 million, inclusive of the costs of the power plant, interconnection, land, and project entitlement, but exclusive of a developer fee or profit. We base our cost forecast on 1) the costs we’ve incurred to date, 2) the costs we anticipate Redwood will incur to complete development of the portfolio of solar PV projects we sold to them under the Share Purchase and Development Services Agreement, and 3) the pricing estimates we obtained from solar PV system integrators to build turn-key solar PV systems.

            On August 28, 2010, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms East Agreement”) to acquire a 30 acre parcel of vacant land, situated east of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms East Parcel”). The purchase price of $32,000, all cash, was paid on January 24, 2011. On March 29, 2013, Coronus transferred ownership of the 29-Palms East Parcel to us, to settle $32,000 in debt owing to us by Coronus. At this point in time, we have opted not to pursue interconnection agreements for solar power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated grid upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

            On January 23, 2011, Coronus entered into a Vacant Land Purchase Agreement [the “29-Palms North (Original) Agreement”] to acquire a 39.25 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California [the “29-Palms North (Original) Parcel”]. The purchase price was $40,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $32,000 for two years at 6.5% per annum interest, with monthly payments of interest only. The transaction closed on May 16, 2011. On May 17, 2013, Coronus paid the balance amount of $32,000, retiring the vendor's note. Accordingly, Coronus then owned the 29-Palms North (Original) Parcel unencumbered. On September 13, 2013, Coronus transferred ownership of the 29-Palms North (Original) Parcel to us, to settle $40,000 in debt owing to us by Coronus. At this point in time, we have opted not to pursue interconnection agreements for solar power systems sited on this parcel. Based on the feedback we received from SCE’s engineers, the anticipated grid upgrade costs to accommodate the systems are currently prohibitive. Accordingly, we are currently assessing alternative uses for this parcel, including a sale.

            On January 24, 2011, Coronus entered into a Vacant Land Purchase Agreement (the “Newberry Springs Agreement”) to acquire a 20 acre parcel of vacant land, situated in Newberry Springs, in the County of San Bernardino, California (the “Newberry Springs Parcel”). The purchase price was $45,000. Coronus paid $8,000 and the vendor agreed to carry back the balance amount of $37,000 for two years at 6.5% per annum interest, with monthly payments of interest only (the “Note”). The transaction closed on March 17, 2011. On May 9, 2013, the parties agreed on a one-year extension to the Note. All other terms of the Note remained the same. On September 13, 2013, Coronus transferred ownership of the Newberry Springs Parcel to us, to settle $8,000 in debt owing to us by Coronus. As part of the transaction, we assumed the obligations under the Note.

            On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms Morongo Parcel”). On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with our wholly-owned Delaware subsidiary, Coronus 29-Palms Morongo LLC (“Coronus 29-Palms Morongo”). The purchase price for the land is $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. Effective May 3, 2013, the parties amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 29-Palms Morongo Parcel was adopted, with the following terms: 1) Coronus 29-Palms Morongo pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo to apply for a conditional use permit from the County of San Bernardino. We replaced Coronus as purchaser with Coronus 29-Palms Morongo to settle $1,000 in debt owing to us by Coronus, which equaled the deposit Coronus paid on entering into the 29-Palms Morongo Agreement.

            On March 31, 2013, Coronus assigned the Southern California Edison (“SCE”) utility interconnection request for project Coronus 29-Palms Morongo to Coronus 29-Palms Morongo LLC, to settle $10,000 in debt owing to us by Coronus, which equaled the original deposit Coronus paid to SCE on entering into the system impact study agreement. To date, we have obtained the interconnection study results, revised as of September 30, 2013, for the one 1.5 MW solar PV power system sited on this parcel. The initial and second interconnection financial security postings for this project, totaling 30% of the revised interconnection cost estimate of $462,700, or $138,810, is due on or before February 14, 2014.

            On May 10, 2011, we conducted a non-brokered private placement, issuing 350,000 units (the “Units”), at a price of CAD$0.60 per Unit, for proceeds of CAD$210,000, to one investor. Each Unit was comprised of one share of our common stock and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further share of our common stock at an exercise price of CAD$0.75 for a period of five years. The investor continues to hold the warrants.

            On October 24, 2011, we conducted a non-brokered private placement, issuing 17,000 units (the “Units”), at a price of CAD$0.60 per Unit, for proceeds of CAD$10,200, to one investor. Each Unit was comprised of one share of our common stock and one non-transferrable share purchase warrant. Each warrant entitles the holder thereof to purchase a further share of our common stock at an exercise price of CAD$0.75 for a period of five years. The investor continues to hold the warrants.

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

            Effective September 1, 2013, we engaged Earthlight Solar Inc. (“Earthlight”) as a consultant (the “Earthlight Engagement”), with Earthlight providing us with advisory and consulting services (the “Earthlight Services”) in respect of our solar PV business. Under the Earthlight Engagement, we were to pay Earthlight CAD$10,000 per month for the Earthlight Services. Mark Burgert, a control person of us, is the president and a control person of Earthlight. On November 4, 2013, the parties amended the Earthlight Engagement (the “Amended Earthlight Engagement”). Under the Amended Earthlight Engagement, we are to pay Earthlight CAD$10,000 per month for the Earthlight Services up to November 30, 2013. Effective December 1, 2013, we are to pay Earthlight 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement.

            Effective January 1, 2013, Coronus, our previously owned, wholly-owned subsidiary, had engaged Earthlight as a consultant (the “Previous Earthlight Engagement”), with Earthlight providing Coronus with advisory and consulting services (the “Previous Earthlight Services”) in respect of Coronus’ solar PV business. Under the Previous Earthlight Engagement, Coronus paid Earthlight $8,000 per month for the Previous Earthlight Services. Effective September 1, 2013, Coronus and Earthlight terminated the Previous Earthlight Engagement.

            Effective September 1, 2013, we engaged RenewTrek Solar Inc. (“RenewTrek”) as a consultant (the “RenewTrek Engagement”), with RenewTrek providing us with advisory and consulting services (the “RenewTrek Services”) in respect of our solar PV business. Under the RenewTrek Engagement, we were to pay RenewTrek CAD$10,000 per month for the RenewTrek Services. Jeff Thachuk, our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors, is the president and a control person of RenewTrek. On September 1, 2013, our board of directors approved the RenewTrek Engagement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the RenewTrek Engagement. On November 4, 2013, the parties amended the RenewTrek Engagement (the “Amended RenewTrek Engagement”). Under the Amended RenewTrek Engagement, we are to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, we are to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the Amended RenewTrek Engagement.

            Historically, we paid Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. Effective September 1, 2013, Mr. Thachuk no longer receives this salary, but continues to serve as our principal executive officer.

            As at September 30, 2013, our total current assets were $1,375,568 and our total current liabilities were $402,768, resulting in working capital of $972,800.

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

            There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

            We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6. EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110

10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111

10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122

10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123

10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124

10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126

10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128

10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129

10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136

10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137

10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138

10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139

10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141

10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142

10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143

10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144

10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145

10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146

10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147

10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1

10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2

10.150	Form of Proxy.	8-K	8/15/13	10.3

10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4

10.152	Consulting Services Agreement – EarthLight.	8-K	9/30/13	10.1

10.153	Consulting Services Agreement – RenewTrek.	8-K	9/30/13	10.2

10.154	Amended Consulting Services Agreement – EarthLight.	8-K	11/5/13	10.1

10.155	Amended Consulting Services Agreement – RenewTrek.	8-K	11/5/13	10.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of November, 2013.

CORONUS SOLAR INC.
(Registrant)

BY:	/s/ Jeff Thachuk
Jeff Thachuk
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary, Treasurer and member of the Board of
Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1

3.2	Bylaws.	S-1	11/07/08	3.2

3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3

3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4

3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5

3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1

4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1

10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1

10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2

10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3

10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4

10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5

10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6

10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7

10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1

10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1

10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10

10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11

10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12

10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13

10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14

10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15

10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16

10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17

10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1

10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1

10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2

10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3

10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23

10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24

10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25

10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26

10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27

10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28

10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29

10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30

10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31

10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32

10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33

10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34

10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35

10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1

10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37

10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38

10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39

10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40

10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41

10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42

10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43

10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44

10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45

10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46

10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47

10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48

10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49

10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50

10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51

10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53

10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54

10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55

10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56

10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57

10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58

10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59

10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60

10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61

10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62

10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63

10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64

10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65

10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66

10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67

10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68

10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69

10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70

10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71

10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72

10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73

10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74

10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75

10.76	Consent Agreement.	10-K	6/29/12	10.76

10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77

10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79

10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80

10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81

10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82

10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83

10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84

10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85

10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86

10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87

10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88

10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89

10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90

10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91

10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92

10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93

10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94

10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95

10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96

10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97

10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1

10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1

10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2

10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3

10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4

10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5

10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6

10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7

10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8

10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1

10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2

10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110

10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111

10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112

10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113

10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114

10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115

10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116

10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117

10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118

10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119

10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120

10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121

10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122

10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123

10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124

10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125

10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126

10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127

10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128

10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129

10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130

10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131

10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132

10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133

10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134

10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135

10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136

10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137

10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138

10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139

10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141

10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142

10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143

10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144

10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145

10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146

10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147

10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1

10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2

10.150	Form of Proxy.	8-K	8/15/13	10.3

10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4

10.152	Consulting Services Agreement – EarthLight.	8-K	9/30/13	10.1

10.153	Consulting Services Agreement – RenewTrek.	8-K	9/30/13	10.2

10.154	Amended Consulting Services Agreement – EarthLight.	8-K	11/5/13	10.1

10.155	Amended Consulting Services Agreement – RenewTrek.	8-K	11/5/13	10.2

14.1	Code of Ethics.	S-1	11/07/08	14.1

14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	S-1	11/07/08	99.1

99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2

99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X