Form 10-Q
period 2013-12-31
Coronus Solar Inc.
filed 2014-02-14
CIK 1448900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

YES [   ]                      NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,”“non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller Reporting Company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]                       NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,219,486 as of February 11, 2014.

PART I.

ITEM 1.	FINANCIAL STATEMENTS.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in US Dollars)
(Unaudited)

	December 31,	March 31,
	2013	2013
ASSETS
CURRENT
Cash and cash equivalents	$19,299	$284,989
Other receivables	10,770	34,529
Prepaid expenses and deposits (Note 7)	166	27,666
Receivable - debenture, net - current (Note 11)	1,296,430	-
TOTAL CURRENT ASSETS	1,326,665	347,184
PREPAID EXPENSES AND DEPOSITS (Note 7)	-	564,150
PROPERTY, PLANT AND EQUIPMENT (Note 9)	119,477	127,002
RECEIVABLE - DEBENTURE - LONG TERM (Note 11)	3,196,615	-
PROJECT ASSETS	-	3,477,920

TOTAL ASSETS	$4,642,757	$4,516,256

LIABILITIES
CURRENT
Accounts payable and accrued liabilities (Note 14)	$86,787	$72,725
Senior secured promissory note	-	2,902,100
Notes payable (Note 9 (ii))	37,101	232,084
Deferred expenses - current (Note 8)	267,350	-
TOTAL CURRENT LIABILITIES	391,238	3,206,909
NOTES PAYABLE - LONG TERM	-	579,014
DEFERRED EXPENSES - LONG TERM (Note 8)	639,323	-

TOTAL LIABILITIES	1,030,561	3,785,923
STOCKHOLDERS' EQUITY
SHARE CAPITAL (Note 12) Authorized: Unlimited voting common shares without par value Issued and outstanding: 17,219,486 common shares (March 31, 2013: 17,219,486)	1,548,492	1,548,492
ADDITIONAL PAID IN CAPITAL	598,534	598,534
ACCUMULATED OTHER COMPREHENSIVE LOSS	(33,402)	(28,035)
RETAINED EARNINGS (DEFICIT), accumulated during the development stage	1,498,572	(1,388,658)
TOTAL STOCKHOLDERS' EQUITY	3,612,196	730,333
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,642,757	$4,516,256

COMMITMENTS (Note 15)
GOING CONCERN (Note 2)

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. Dollars)
(Unaudited)

					Cumulative from
	Three months ended		Nine months ended		inception
	December 31,		December 31,		(December 3, 2001) to
	2013	2012	2013	2012	December 31, 2013

REVENUE	$-	$-	$-	$-	$1,751

EXPENSES
Amortization - tangible and intangible assets	11	607	23	4,211	57,392
Amortization - financing costs on promissory note	-	3,228	146,568	3,228	208,690
Consulting fees	38,448	28,700	150,352	28,700	267,873
Interest on shareholder loan	-	5	-	435	28,306
Interest and bank charges	771	2,893	98,784	11,947	176,257
Imputed interest expense	25,298	-	28,474	-	28,474
Office and miscellaneous	4,966	15,487	57,479	41,552	221,679
Professional fees	11,591	14,161	103,263	63,629	537,358
Repairs and maintenance	-	-	-	-	869
Salaries and wages (Note 14)	-	24,218	39,976	74,400	608,513
Stock based compensation	-	-	-	-	492,309
Telephone and utilities	117	58	791	251	13,980
Advertising and promotion	-	(402)	-	-	9,124
Travel	-	1,224	9,742	1,224	20,919
Feasibility study	-	27,250	25,855	143,407	308,296
Foreign exchange loss (gain)	1,385	(216)	19	8,241	14,313
Write-down of land deposits	-	-	-	-	23,888
Write down in website development costs	-	-	-	-	17,390
Write-off CIP	-	-	-	-	658,440
Write-off trademark cost	-	-	-	-	279
Write-off on discount of convertible notes	-	919	-	81,156	86,923

	82,587	118,132	661,326	462,381	3,781,272

OTHER ITEMS
Interest income	8	-	94	85	215
Imputed interest income	126,490	-	142,370	-	142,370
Debt forgiven	-	-	-	-	13,192
Gain on sale of assets (Note 10)	-	-	-	1,717,024	1,717,024
Gain on disposal of subsidiaries (Note 8)	-	-	3,420,612	-	3,420,612
Write-down land related costs	(2,612)	-	(10,370)	-	(10,370)
Other income	-	-	850	-	850
Other expenses	-	-	-	-	(800)

	123,886	-	3,553,556	1,717,109	5,283,093

INCOME (LOSS) BEFORE INCOME TAXES	41,299	(118,132)	2,892,230	1,254,728	1,503,572

Income Taxes	-	-	5,000	-	5,000

INCOME (LOSS) FOR THE PERIOD	41,299	(118,132)	2,887,230	1,254,728	1,498,572

OTHER COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD

Exchange difference on translation	1,806	101	(5,367)	(1,392)	(33,402)

COMPREHENSIVE INCOME (LOSS) FOR THE PERIOD	$43,105	$(118,031)	$2,881,863	$1,253,336 $	1,465,170

Income per share - Basic (Note 6)	$0.00	$(0.01)	$0.17	$0.06

Weighted average number of common shares outstanding - basic	17,219,486	17,219,486	17,219,486	22,103,914

Income per share - Diluted (Note 6)	$0.00	$(0.01)	$0.16	$0.05

Weighted average number of common shares outstanding - diluted	18,044,803	17,219,486	18,044,803	22,929,230

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	9 month ended	6 month ended	3 month ended
	12.31.2013	9.30.2013	12.31.2013

REVENUE	-	-	-

EXPENSES
Amortization - tangible and intangible assets	23	12	11
Amortization - financing costs on promissory note	146,568	146,568	-
Consulting fee	150,352	111,904	38,448
Interest on shareholder loan		-	-
Interest and bank charges	98,784	98,013	771
Imputed interest expense	28,474	3,176	25,298
Office and miscellaneous	57,479	52,513	4,966
Professional fees	103,263	91,672	11,591
Repairs and maintenance	-	-	-
Salaries and wages	39,976	39,976	-
Stock based compensation	-	-	-
Telephone and utilities	791	674	117
Advertising and promotion	-	-	-
Travel	9,742	9,742	-
Feasibility study	25,855	25,855	-
Foreign exchange loss	19	(1,366)	1,385
Write-down of land deposits	-	-	-
Write down in website development costs	-	-	-
Write-off CIP	-	-	-
Write-off trademark cost	-	-	-
Write-off on discount of convertible notes	-	-	-

	661,326	578,739	82,587

OTHER ITEMS
Interest income	94	86	8
Imputed interest income	142,370	15,880	126,490
Debt forgiven	-	-	-
Gain on sale of assets	-	-	-
Gain on disposal of subsidiary	3,420,612	3,420,612	-
Write-down land related costs	(10,370)	(7,758)	(2,612)
Other income	850	850	-
Other expenses	-	-	-

	3,553,556	3,429,670	123,886

INCOME (LOSS) BEFORE INCOME TAXES	2,892,230	2,850,931	41,299

Income Taxes	5,000	5,000	-

NET INCOME (LOSS) FOR THE PERIOD	2,887,230	2,845,931	41,299

CURRENCY TRANSLATION ADJUSTMENT	(5,367)	(7,173)	1,806

COMPREHENSIVE LOSS FOR THE PERIOD	2,881,863	2,838,758	43,105

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to December 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Stock issued for service at $0.0525 per share on December 5, 2001	75,000	3,931	-	-	-	3,931
Stock issued for cash at $0.0002 per share on December 5, 2001, revalued at $0.0525 per share	6,750,000	353,767	-	-	-	353,767
Stock issued for cash at $0.0525 per share on December 5, 2001	300,000	15,722	-	-	-	15,722
Stock-based compensation on 75,000 options granted	-	-	6,026	-	-	6,026
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(9)	-	(9)
(Loss) for the period	-	-	-	-	(376,277)	(376,277)

Balance, March 31, 2002	7,125,000	373,420	6,026	(9)	(376,277)	3,160

Stock issued for cash at $0.055 per share on April 5, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share on June 18, 2002	88,890	6,458	-	-	-	6,458
Exercise of warrants at $0.055 per share on August 15, 2002	235,294	12,916	-	-	-	12,916
Stock issued for cash at $0.0725 per share
on December 16, 2002	44,444	3,229	-	-	-	3,229
on January 10, 2003	44,446	3,229	-	-	-	3,229
on January 21, 2003	88,890	6,458	-	-	-	6,458
on March 7, 2003	205,690	14,944	-	-	-	14,944
on March 13, 2003	27,644	2,008	-	-	-	2,008
Stock issued for debt at $0.0725 per share on January 15, 2003	22,222	1,615	-	-	-	1,615
Imputed interest from shareholder loan	-	-	340	-	-	340
Stock-based compensation on 25,000 options granted	-	-	1,957	-	-	1,957
Comprehensive income (loss):
Currency translation adjustment	-	-	-	197	-	197
(Loss) for the year	-	-	-	-	(67,360)	(67,360)

Balance, March 31, 2003	8,117,814	437,194	8,323	188	(443,637)	2,068

Stock issued for cash at $0.0835 per share
on April 2, 2003	88,890	7,403	-	-	-	7,403
on May 13, 2003	44,446	3,702	-	-	-	3,702
on May 21, 2003	44,446	3,702	-	-	-	3,702
on June 23, 2003	133,334	11,105	-	-	-	11,105
on August 1, 2003	44,444	3,702	-	-	-	3,702
on August 6, 2003	44,446	3,702	-	-	-	3,702
on October 24, 2003	50,000	4,164	-	-	-	4,164
on November 18, 2003	50,000	4,164	-	-	-	4,164
Stock issued for debt at $0.0835 per share
on April 15, 2003	22,222	1,851	-	-	-	1,851
on July 15, 2003	22,222	1,851	-	-	-	1,851
on October 15, 2003	22,222	1,851	-	-	-	1,851
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(265)	-	(265)
(Loss) for the year	-	-	-	-	(63,056)	(63,056)

Balance, March 31, 2004	8,684,486	484,390	8,323	(77)	(506,693)	(14,057)

Stock issued for cash at $0.039 per share
on June 15, 2004	1,200,000	47,054	-	-	-	47,054
on June 30, 2004	400,000	15,685	-	-	-	15,685
on December 17, 2004	1,510,000	59,210	-	-	-	59,210
Forgiveness of debt by a director and shareholder	-	-	3,921	-	-	3,921
Comprehensive income (loss):
Currency translation adjustment	-	-	-	(12,847)	-	(12,847)
(Loss) for the year	-	-	-	-	(65,452)	(65,452)

Balance, March 31, 2005	11,794,486	606,339	12,244	(12,924)	(572,145)	33,514

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to December 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

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

CORONUS SOLAR INC.
(A Development Stage Company)
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
December 3, 2001 (inception) to December 31, 2013
(Expressed in U.S. Dollars)
(Unaudited)

				ACCUMULATED	DEFICIT
				OTHER	ACCUMULATED
			ADDITIONAL	COMPREHENSIVE	DURING	TOTAL
	COMMON		PAID-IN	INCOME	DEVELOPMENT	STOCKHOLDERS
	SHARES	AMOUNT	CAPITAL	(LOSS)	STAGE	EQUITY

Balance, March 31, 2011	26,729,086	7,347,844	364,542	(34,938)	(1,344,851)	6,332,597

Stock issued for cash at $0.624 per share on May 10, 2011	350,000	120,838	90,628	-	-	211,466
Stock issued for cash at $0.598 per share
on October 24, 2011	17,000	5,770	4,501	-	-	10,271
Forgiveness of debt by a director and shareholder	-	-	38,165	-	-	38,165
Warrants and conversion beneficiary features	-	-	100,698	-	-	100,698
Comprehensive income (loss):
Currency translation adjustment	-	-	-	8,706	-	8,706
(Loss) for the year	-	-	-	-	(370,798)	(370,798)

Balance, March 31, 2012	27,096,086	7,474,452	598,534	(26,232)	(1,715,649)	6,331,105

Stock cancelled for amendment of agreement on August 15, 2012 (Note 10)	(9,876,600)	(5,925,960)	-	-	-	(5,925,960)
Forgiveness of debt by a director and shareholder			-	-	-	-
Comprehensive income :
Currency translation adjustment	-	-	-	(1,803)	-	(1,803)
Income for the year	-	-	-	-	326,991	326,991

Balance, March 31, 2013	17,219,486	1,548,492	598,534	(28,035)	(1,388,658)	730,333

Comprehensive income :
Currency translation adjustment	-	-	-	(5,367)	-	(5,367)
Income for the period	-	-	-	-	2,887,230	2,887,230
Balance, December 31, 2013	17,219,486	1,548,492	598,534	(33,402)	1,498,572	3,612,196

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
     (A Development Stage Enterprise)
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

			Cumulative from
	Nine months ended		inception
	December 31,		(December 3, 2001) to
	2013	2012	December 31, 2013

OPERATING ACTIVITIES
Net income from operations	$2,887,230	$1,254,728	$1,498,572
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization - tangible and intangible assets	23	4,211	57,392
Amortization - financing costs on promissory note	146,568	3,253	227,074
Foreign exchange gain/loss	-	-	(20,930)
Forgiveness of debt	-	-	249,069
Imputed interests, net	(113,896)	-	(86,023)
Share issued for services / debts	-	-	26,301
Stock based compensation	-	-	492,309
Amortization on discount of convertible notes	-	87,143	102,121
Gain on sale of assets	-	(1,717,024)	(1,717,024)
Gain on sale of subsidiaries	(3,420,612)	-	(3,420,612)
Loss on transfer of land	7,758	-	7,758
Write-down of land deposits	2,612	-	14,890
Write down of website development costs	-	-	17,390
Write-off CIP	-	-	658,440
Write-off trademark cost	-	-	279
Changes in non-cash working capital:
Other receivables	24,315	(7,407)	(9,094)
Prepaid expenses and deposits	16,450	(1,243,687)	(609,547)
Accounts payables and accrued liabilities	167,774	(113,416)	271,765

NET CASH USED IN OPERATING ACTIVITIES	(281,778)	(1,732,199)	(2,239,870)

INVESTING ACTIVITIES
Property, plant and equipment	-	-	(1,871)
Project assets acquisition	(270,447)	(643,259)	(3,101,816)
Land deposit	(2,658)	-	(51,081)
Net proceeds on sale of subsidiaries	10,000	-	10,000
Net proceeds on sales of assets	-	1,723,710	1,723,710
Intangible asset	-	-	(369)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(263,105)	1,080,451	(1,421,427)

FINANCING ACTIVITIES
Issuance of common shares	-	-	591,861
Financing costs on promissory note	-	(75,000)	-
Senior secured promissory note	519,567	1,500,000	3,341,161
Due to related party	(2,586)	-	(2,586)
Loan from a shareholder	-	(243,373)	(44,554)
Note payable	(232,374)	-	(195,274)
Convertible note payable	-	(102,346)	(1,390)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	284,607	1,079,281	3,689,218

EFFECT OF EXCHANGE RATE ON CASH	(5,414)	(1,181)	(8,621)

NET INCREASE (DECREASE) IN CASH	(265,690)	426,352	19,299
CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS - Beginning of Period	284,989	327	-

CASH AND CASH EQUIVALENTS - End of Period	$19,299	$426,679	$19,299

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest expense paid in cash	$17,014	$45,724	$91,947
Taxes paid in cash	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Issuance of common shares for acquisition of Coronus Energy Corp.	$-	$-	$21,638
Establishment of intangible asset through acquisition of Coronus Energy Corp.	$-	$-	$21,500
Issuance of common shares for construction of solar power plant	$-	$-	$6,584,400
Cancellation of common shares for amendment of the agreement	$-	$5,295,960	$5,925,960
Forgiveness of debt by a director and shareholder	$-	$-	$-
Settlement of Senior secured promissory note	$3,568,236	$-	$3,568,236

(See accompanying notes to the consolidated financial statements)

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

Information on the Company’s working capital and deficit is:

	December 31,	March 31,
	2013	2013

Working capital (deficiency)	$935,427	$(2,859,725)
Retained earnings (deficit)	1,498,572	(1,388,658)

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

The accompanying unaudited consolidated interim balance sheets, statements of operations and comprehensive income (loss), stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at December 31, 2013 and March 31, 2013, and the results of operations and cash flows for the three and nine months periods ended December 31, 2013 and 2012, and for the period from December 3, 2001 (Date of Commencement) to December 31, 2013.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

Note 6 – Earnings (Loss) per Share

The calculation of basic earnings per share for the three months and nine months ended December 31, 2013 was based on the net income attributable to common shareholders of $41,299 and $2,887,230 respectively, and a weighted average number of common shares outstanding of 17,219,486 and 17,219,486, respectively.

The calculation of basic earnings per share for the three months and nine months ended December 31, 2012 was based on the net loss attributable to common shareholders of $118,132 and the net income of $1,254,728 respectively, and a weighted average number of common shares outstanding of 17,219,486 and 22,103,914, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 6 – Earnings (Loss) per Share - Continued

The calculation of diluted earnings per share for the three months and nine months ended December 31, 2013 was based on the net income attributable to common shareholders of $41,299 and $2,887,230 respectively, and a diluted weighted average number of common shares outstanding of 18,044,803 and 18,044,803.

The calculation of diluted loss per share for the three months ended December 31, 2112 was based on the net loss attributable to common shareholders of $118,132 and a diluted weight average number of common shares outstanding of 17,219,486. The dilutive share purchase options and warrants were not included in the calculation as the effect would be anti-dilutive.

The calculation of diluted earnings per share for the nine months ended December 31, 2012 was based on the net income attributable to common shareholders of $1,254,728, and a diluted weighted average number of common shares outstanding of 22,929,230.

(a) Basic earnings per share

Weighted average number of common shares for basic earnings (loss) per share calculations:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012

Issued common share at beginning of period	17,219,486	17,219,486	17,219,486	27,096,086
Cancelled during the period	-	-	-	(4,992,172)
Weighted average number of common shares at end of period	17,219,486	17,219,486	17,219,486	22,103,914

(b) Diluted earnings per share

Weighted average number of common shares for diluted earnings (loss) per share calculations:

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Basic weighted average number of common shares at December 31	17,219,486	17,219,486	17,219,486	22,103,914
Effect of share options on issue	691,900	-	691,900	691,900
Effect of share warrants on issue	133,416	-	133,416	133,416
Diluted Weighted average number of common shares at December 31	18,044,803	17,219,486	18,044,803	22,929,230

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 6 – Earnings (Loss) per Share - Continued

The average market value of the Company’s shares for purposes of calculating the dilutive effect of share purchase options and warrants was based on quoted market prices for the period during which the options were outstanding.

Note 7 – Prepaid expenses and deposits

Prepaid expenses and deposits at December 31, 2013 and March 31, 2013 were summarized as follows:

	December 31,	March 31,
	2013	2013
Current
Prepaid expenses	$166	$766
Prepaid expenses -Utility Interconnection Studies	-	25,900
Land deposit (a)	-	1,000
Long term
Development security deposit	-	564,150
	$166	$591,816

(a) Land deposit

On October 24, 2012, the Company’s then wholly-owned subsidiary, Coronus Energy Corp. (“Coronus”), entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of 29-Palms, in the County of San Bernardino, California. The purchase price for the land was $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with the Company’s wholly-owned subsidiary, Coronus 29-Palms Morongo LLC (“Coronus 29-Palms Morongo”). Effective May 3, 2013, the parties further amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 24.23 acre parcel of vacant land was adopted, with the following terms: 1) Coronus 29-Palms Morongo pays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo to apply for a conditional use permit from the County of San Bernardino. The 29-Palms Morongo Agreement was cancelled on December 4, 2013. The $1,000 escrow deposit was reclassified as other receivable and the balance of land deposit, $2,612, was written off to the consolidated statements of operations and comprehensive income.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 8 - Disposition of Coronus Energy Corp. and its wholly-owned subsidiaries (“Coronus”) - Continued

The net present value of the sales proceeds according to projected collection dates equalled sales proceeds after adjustment for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80% per solar PV system. The fair value calculation of sales proceed is preliminary and is subject to change in future period due to possible adjustments in the valuation assumptions.

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

As at December 31, 2013, the Company recorded a gain of $3,420,612 on disposal of the subsidiaries.

Note 9 – Property, Plant and Equipment

Property, plant and equipment at December 31, 2013 and March 31, 2013 were summarized as follows:

		Accumulated	Net book
December 31, 2013	Cost	depreciation	value

Office equipment	$1,290	$1,192	$98
Computer equipment	987	969	18
Land*	119,361	-	119,361
	$121,638	$2,161	$119,477

		Accumulated	Net book
March 31, 2013	Cost	depreciation	value

Office equipment	$1,351	$1,231	$120
Computer equipment	1,034	1,008	26
Land*	126,856	-	126,856
	$129,241	$2,239	$127,002

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 9 – Property, Plant and Equipment- Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

The maturity date of the Redwood Debenture is February 15, 2015.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 11 – Debenture Receivable- Continued

As of December 31, 2013, the net present value of the Redwood Debenture was $4,493,045 after adjusting for the cash received of $10,000, price adjustments on closing of $30,313 and imputed interest income of $142,370. The fair value of debenture receivable is preliminary and is subject to change in future period due to possible adjustments in the valuation assumptions.

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

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

As at December 31, 2013, 10,226,900 (March 31, 2013: 10,226,900) shares of the Company’s common stock were restricted shares.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 12 – Stockholders’ Equity - Continued

(b) Stock Options

Since inception, the Company has entered into various stock option agreements with its directors, employees and consultants.

During the period ended December 31, 2013 and year ended March 31, 2013, there were no options granted or exercised.

Changes in stock options for the period ended December 31, 2013 and year ended March 31, 2013 are summarized as follows:

	Options Outstanding
		Weighted average
	Number of	exercise
	shares	price

Balance, March 31, 2012	745,000	$0.065
Expired	(5,000)	0.105
Balance, March 31, 2013 and December 31, 2013	740,000	$0.065

The Company has the following options outstanding and exercisable at December 31, 2013:

Outstanding			Exercisable
	Weighted
Number	Average	Weighted	Number	Weighted
Outstanding at	Remaining	Average	Exercisable at	Average
December 31,	Contractual	Exercise	December 31,	Exercise
2013	Life (Years)	Price	2013	Price

740,000	1.90	$0.065	740,000	$0.065

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 12 – Stockholders’ Equity - Continued

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

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 12 – Stockholders’ Equity - Continued

(c) Warrants - Continued

During the period ended December 31, 2013 and year ended March 31, 2013, the Company did not issue any warrants. At December 31, 2013, 533,666 (March 31, 2013: 533,666) warrants remained outstanding.

The Company has the following warrants outstanding at December 31, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
3/31/2013	period	period	period	12/31/2013	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.80	2.36
17,000	-	-	-	17,000	0.75	0.80	2.82
166,666	-	-	-	166,666	0.75	0.80	3.09
533,666	-	-	-	533,666	$0.75	$0.80	2.60

The Company has the following warrants outstanding at March 31, 2013:

						Exercise	Average
Balance	Issued	Exercised	Cancelled	Balance	Exercise	price	Remaining
as at	during the	during the	during the	as at	price	(USD	Contractual
31/03/2012	period	period	period	31/03/2013	(CAD)	equivalent)	Life in Years

350,000	-	-	-	350,000	$0.75	$0.75	3.11
17,000	-	-	-	17,000	0.75	0.75	3.57
166,666	-	-	-	166,666	0.75	0.75	3.85
533,666	-	-	-	533,666	$0.75	$0.75	3.37

The warrants are not a derivative instrument.

Note 13 – Contingent Liabilities

Management of the Company has opted for the Company to self-insure against business and liability risks rather than purchase third party insurance coverage. Consequently the Company is exposed to financial losses or failure as a result of these risks.

Note 14 – Related Party Transactions

During the three months and nine months ended December 31, 2013, the Company paid $nil (2012: $nil) and $289 (2012: $300) in director fees to the directors of the Company, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 14 – Related Party Transactions - Continued

During the three months and nine months ended December 31, 2013, $nil (2012: $23,969) and $39,733 (2012: $74,210) of compensation were paid to a director and shareholder, respectively.

As at December 31, 2013, included in accounts payable, $70 (March 31, 2013: $3,380) was owed to directors and/or principals of the Company.

Other related party transactions

(i) Earthlight Consultancy

On December 26, 2012, effective January 1, 2013, Coronus agreed to engage Earthlight Solar Inc. (“Earthlight”) to provide Coronus with advisory and consulting services (the “Services”) in respect of Coronus’ solar photovoltaic business. Mark Burgert, a control person of the Company, is the president and a control person of Earthlight. Under this engagement, Coronus paid Earthlight $8,000 per month (the “Fee”) for the Services, with the Fee due and payable at the end of each month. Effective September 1, 2013, Coronus and Earthlight terminated this engagement, but with the Company re-engaging Earthlight as a consultant (the “Current Earthlight Engagement”), with Earthlight providing the Company with advisory and consulting services (the “Current Earthlight Services”) in respect of the Company’s solar PV business. Under the Current Earthlight Engagement, as amended, the Company is to pay Earthlight CAD$10,000 per month for the Current Earthlight Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay Earthlight 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8). During the three months and nine months ended December 31, 2013, the Company paid $19,282 (2012: $nil) and $68,445 (2012: $nil) to Earthlight, respectively.

CORONUS SOLAR INC.
(A Development Stage Enterprise)
Notes to Consolidated Interim Financial Statements
(Expressed in U.S. Dollars)
Period Ended December 31, 2013
(Unaudited)

Note 14 – Related Party Transactions - Continued

Other related party transactions - Continued

(ii) RenewTrek Consultancy

Effective September 1, 2013, the Company engaged RenewTrek Solar Inc. (“RenewTrek”) as a consultant (the “RenewTrek Engagement”), with RenewTrek providing the Company with advisory and consulting services (the “RenewTrek Services”) in respect of the Company’s solar PV business. Under the RenewTrek Engagement, as amended, the Company is to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, the Company is to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement (see Note 8). Jeff Thachuk, the Company’s president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of the Company’s board of directors, is the president and a control person of RenewTrek. Prior to the RenewTrek Engagement, the Company paid Mr. Thachuk CAD$8,000 per month to serve as the Company’s principal executive officer. Effective September 1, 2013, Mr. Thachuk no longer receives this salary, but continues to serve as the Company’s principal executive officer. On September 1 and November 4, 2013, the Company’s board of directors approved the RenewTrek Engagement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the RenewTrek Engagement. During the three months and nine months ended December 31, 2013, the Company paid $19,282 (2012: $nil) and $28,924 (2012: $nil) to RenewTrek, respectively.

Note 15 – Commitments

(i) Consulting services

See Note 14(i).

See Note 14(ii).

Note 16 – Comparative Figures

Certain figures for the prior period have been reclassified to conform to the current period consolidated financial statements presentation.

Note 17 – Subsequent Events

None.

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

Regulatory Risk

     On December 17, 2013, the San Bernardino County Board of Supervisors adopted an ordinance, effective January 16, 2014, amending Chapter 84.29 of the County Development Code (the “Ordinance”). The purpose of the Ordinance is to prevent establishment of commercial solar energy generation projects that are incompatible with existing land uses. The Ordinance requires the County Planning Commission to make findings when considering approval of commercial solar energy generation facilities, to guide the appropriate siting of these facilities to protect sensitive natural resources, safeguard existing and future neighborhoods and rural residential uses, and promote a vibrant tourist economy. Coronus projects 29-Palms North, Yucca Valley East, Joshua Tree East, Apple Valley East, and 29-Palms Morongo are subject to the Ordinance. Coronus project Adelanto West is not. There is no assurance the Ordinance will not materially and adversely affect those Coronus projects subject to the Ordinance. As a consequence of the Ordinance, we have assigned a probability of success ratio ranging from 25% to 80%, per solar PV system, in respect of those systems and related projects subject to the Ordinance.

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

     The Contract Price, based on an agreed upon price of dollars per peak installed watt, is the estimated final output capacity of the twelve anticipated, utility-scale, solar PV projects of Coronus, and is based on the aggregate of the value of the installed solar PV systems and the value of the development services to be performed by us. The payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, is as follows: 1) $1,000 was paid to us on the execution of the Share Purchase and Development Services Agreement; 2) $9,000 was paid to us on closingon September 19, 2013; 3) after four solar PV systems have met certain conditions, inclusive of the receipt of conditional use permits, a payment of 5% of the Contract Price, per solar PV system, shall be paid to us; and 4) the balance of the Contract Price shall be pro-rated among the twelve solar PV systems with each pro-rata portion paid to us on permanent financial close in connection with the construction of each system.

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

     Coronus project 29-Palms Morongo, a 1.5 MW ground-mount, fixed-tilt, solar PV project,was owned directly by us, through our wholly-owned subsidiary, Coronus 29-Palms Morongo LLC, and was not part of the Share Purchase and Development Services Agreement with Redwood. As all other Coronus solar PV projects were transferred to Redwood under the Share Purchase and Development Services Agreement, Coronus project 29-PalmsMorongo was our sole remaining solar PV project under development. On December 4, 2013, we terminated the project, as a result of revised findings by Southern California Edison, in respect of their interconnection study results for the project. The revised findings reflected a cost estimate to interconnect the project of $7.538 million, making the project non-viable.

     In addition to the above, we are presently evaluating further vacant lands, ranging in size between 20 and 50 acres, for purchase, for solar project development.

     Additionally, we are presently evaluating corporate action options in respect of going private.

Results of Operations

Three Months Ended December 31, 2013 compared to December 31, 2012

     Amortization, tangible and intangible assets, expense decreased by $596 or 98% from $607 for the three months ended December 31, 2012 to $11 for the three months ended December 31, 2013. The reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012.

     We incurred no accretion expense ($nil) on promissory note for the three months ended December 31, 2013, as compared to $3,228 in accretion expense on promissory note for the three months ended December 31, 2012. In the previous quarter, the $3,228 was the amortized portion of the deferred financing fees incurred on the issuance of the senior secured promissory note over the life of the note. On the transfer of Coronus to Redwood, on September 19, 2013, all then outstanding advances under the note, together with all accrued but unpaid interest, were assumed as part of the transfer.

     Consulting fees expense increased by $9,748 or 34% from $28,700 for the three months ended December 31, 2012 to $38,448 for the three months ended December 31, 2013. In the current quarter, the consulting fees expense relates to the Earthlight and RenewTrek consultancies. In the previous quarter, the consulting fees expense relates to the cultural resources assessments and biological habitat assessments we undertook for several properties during that quarter.

     Interest and bank charges expense decreased by $2,122 or 73% from $2,893 for the three months ended December 31, 2012 to $771 for the three months ended December 31, 2013. In the previous quarter, the principal reason for the expenses was the accrual of the interest owing on the senior secured promissory note. On the transfer of Coronus to Redwood, on September 19, 2013, all then outstanding advances under the note, together with all accrued but unpaid interest, were assumed as part of the transfer.

     We incurred $25,298 in imputed interest expense for the three months ended December 31, 2013, as compared to no imputed interest expense ($nil) for the three months ended December 31, 2012. The imputed interest expense relates to the development expenses to be incurred over the quarter for the disposal of the subsidiaries in respect of the Coronus sale to Redwood. It was calculated at 12% per annum.

     Office and miscellaneous expense decreased by $10,521 or 68% from $15,487 for the three months ended December 31, 2012 to $4,966 for the three months ended December 31, 2013. The principal reason for the decrease was that in the previous quarter, we paid incorporation and registration fees and property taxes in respect of the portfolio of project companies and related properties Redwood acquired from us on September 19, 2013.

     Professional fees expense decreased by $2,570 or 18% from $14,161 for the three months ended December 31, 2012 to $11,591 for the three months ended December 31, 2013. The principal reason for the decrease was the decrease in activity of the Company due to the disposal of Coronus on September 19, 2013.

     We incurred no salaries and wages expense ($nil) for the three months ended December 31, 2013, as compared to $24,218 in salaries and wages expense for the three months ended December 31, 2012. Effective September 1, 2013, although our principal executive officer continues to serve as our principal executive officer, we no longer pay our principal executive officer a CAD$8,000 per month salary.

     We incurred no travel expense ($nil) for the three months ended December 31, 2013, as compared to $1,224 in travel expense for the three months ended December 31, 2012. In the current quarter, we did not visit the Coronus portfolio of sites in California.

     We incurred no feasibility study expense ($nil) for the three months ended December 31, 2013, as compared to $27,250 in feasibility study expense for the three months ended December 31, 2012. In the previous quarter, the expense relates to the expensed portion of the numerous deposits Coronus paid to SCE for interconnection studies. In the current quarter, there were no such studies.

     We incurred $1,385 in foreign exchange loss for the three months ended December 31, 2013, as compared to a foreign exchange gain of $216 for the three months ended December 31, 2012. The difference was attributable to the fluctuation of the USD/CAD exchange rate.

     We incurred no write-off on discount of convertible notes expense ($nil) for the three months ended December 31, 2013, as compared to $919 in write-off on discount of convertible notes expense for the three months ended December 31, 2012. The write-off of $919 was attributable to the fluctuation of the USD/CAD exchange rate.

     We achieved $126,490 in imputed interest income for the three months ended December 31, 2013, as compared to no imputed interest expense ($nil) for the three months ended December 31, 2012. The imputed interest income relates to the receivable debenture on the remaining proceeds to be received over the period for the disposal of Coronus. It was calculated at 12% per annum.

     We incurred $2,612 in write-down land related costs for the three months ended December 31, 2013, as compared to no write-down land related costs ($nil) for the three months ended December 31, 2012. The $2,612 cost in the current quarter relates to the write-off of the option payments previously paid on the 29-Palms Morongo Vacant Land Purchase Agreement, as we opted to terminate the project.

Nine Months Ended December 31, 2013 compared to December 31, 2012

     Amortization, tangible and intangible assets, expense decreased by $4,188 or 99% from $4,211 for the nine months ended December 31, 2012 to $23 for the nine months ended December 31, 2013. The reason for the decrease was that the Business Plan was fully amortized as of October 31, 2012.

     Accretion expense on promissory note increased by $143,340 or 4,440% from $3,228 for the nine months ended December 31, 2012 to $146,568 for the nine months ended December 31, 2013. The $146,568 was the amortized portion of the deferred financing fees for the current period incurred on the issuance of the senior secured promissory note over the life of the note. On the transfer of Coronus to Redwood, on September 19, 2013, all then outstanding advances under the note, together with all accrued but unpaid interest, were assumed as part of the transfer.

     Consulting fees expense increased by $121,652 or 424% from $28,700 for the nine months ended December 31, 2012 to $150,352 for the nine months ended December 31, 2013. The increase is due to the focused biological surveys we undertook for several properties during the current period, as well as the Earthlight and RenewTrek consultancies.

     We incurred no interest on shareholder loan expense ($nil) for the nine months ended December 31, 2013, as compared to $435 in interest on shareholder loan expense for the nine months ended December 31, 2012. The reason for the decrease was that on April 18, 2012, we repaid, in full, the shareholder loan, and thus ended the accumulation of further interest.

     Interest and bank charges expense increased by $86,837 or 727% from $11,947 for the nine months ended December 31, 2012 to $98,784 for the nine months ended December 31, 2013. The principal reason for the increase was the accrual of the interest owing on the senior secured promissory note.

     We incurred $28,474 in imputed interest expense for the nine months ended December 31, 2013, as compared to no imputed interest expense ($nil) for the nine months ended December 31, 2012. The imputed interest expense relates to the development expenses to be incurred over the period for the disposal of the subsidiaries in respect of the Coronus sale to Redwood. It was calculated at 12% per annum.

     Office and miscellaneous expense increased by $15,927 or 38% from $41,552 for the nine months ended December 31, 2012 to $57,479 for the nine months ended December 31, 2013. The principal reason for the increase was the accrual of the California franchise tax of $13,600 for the current period for Coronus, Coronus’ limited liability company project subsidiaries, and Coronus 29-Palms Morongo LLC.

     Professional fees expense increased by $39,634 or 62% from $63,629 for the nine months ended December 31, 2012 to $103,263 for the nine months ended December 31, 2013. The principal reason for the increase was the increase in activity of the Company, in particular, the disposal of Coronus and the addition of the senior secured promissory note.

     Salaries and wages expense decreased by $34,424 or 46% from $74,400 for the nine months ended December 31, 2012 to $39,976 for the nine months ended December 31, 2013. The reason for the decrease is that effective September 1, 2013, although our principal executive officer continues to serve as our principal executive officer, we no longer pay our principal executive officer the CAD$8,000 per month salary.

     Travel expense increased by $8,518 or 696% from $1,224 for the nine months ended December 31, 2012 to $9,742 for the nine months ended December 31, 2013. The increase was due to increased visits to our portfolio of sites in California.

     Feasibility study expense decreased by $117,552 or 82% from $143,407 for the nine months ended December 31, 2012 to $25,855 for the nine months ended December 31, 2013. The decrease was due to the expensed portion of the numerous deposits Coronus paid over the previous periods to SCE for interconnection studies largely completed in the previous period.

     Foreign exchange loss expense decreased by $8,222 or 100 from $8,241 for the nine months ended December 31, 2012 to $19 for the nine months ended December 31, 2013. The decrease was attributable to the fluctuation of the USD/CAD exchange rate.

     We incurred no write-off on discount of convertible notes expense ($nil) for the nine months ended December 31, 2013, as compared to $81,156 in write-off on discount of convertible notes expense for the nine months ended December 31, 2012. On April 20, 2012, we repaid, in full, the principal and interest owning on two convertible promissory notes. An amount of $5,302 was amortized for the period from April 1 to April 19, 2012, and the balance of the discount on issuance of the convertible promissory notes, $80,237, was written off, with $919 was attributable to the fluctuation of the USD/CAD exchange rate.

     We achieved $142,370 in imputed interest income for the nine months ended December 31, 2013, as compared to no imputed interest expense ($nil) for the nine months ended December 31, 2012. The imputed interest income relates to the receivable debenture on the remaining proceeds to be received over the period for the disposal of Coronus. It was calculated at 12% per annum.

     We achieved no gain on sale of assets ($nil) for the nine months ended December 31, 2013, as compared to $1,717,024 in gain on sale of assets for the nine months ended December 31, 2012. Pursuant to the Sycamore Solar PV Asset Sale Agreement, we recorded a gain of $1,717,024 in respect of the sale of Coronus Hesperia West 1 LLC and Coronus Hesperia West 2 LLC in the nine month period ended December 31, 2012.

     We achieved $3,420,612 in gain on disposal of subsidiaries for the nine months ended December 31, 2013, as compared to no gain on disposal of subsidiary ($nil) for the nine months ended December 31, 2012. The gain relates to the net present value of the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold and the additional development costs to be incurred.

     We incurred $10,370 in write-down land related costs for the nine months ended December 31, 2013, as compared to no write-down land related costs ($nil) for the nine months ended December 31, 2012. The $10,370 cost in the current period relates to the loss on transfer of the two properties, 29-Palms North (Original) and Newberry Springs from Coronus to the Company, prior to the sale of Coronus to Redwood. In addition, the cost relates to the write-off of the option payments previously paid on the 29-Palms Morongo Vacant Land Purchase Agreement, as we opted to terminate the project.

Assets and Liabilities at December 31, 2013 compared to March 31, 2013

     Cash and cash equivalents decreased by $265,690 or 93% from $284,989 at March 31, 2013 to $19,299 at December 31, 2013. The reason for the decrease is that we used more cash in the current period to pay liabilities, than we achieved in gains in cash in the same period.

     Other receivables decreased by $23,759 or 72% from $34,529 at March 31, 2013 to $10,770 at December 31, 2013. The principal reason for the decrease was the receipt of $25,081 in SCE utility study deposit refunds in the current period.

     Current, prepaid expenses and deposit decreased by $27,500 or 96% from $27,666 at March 31, 2013 to $166 at December 31, 2013. The decrease is due to a comparative decrease in current, prepaid expenses in relation to utility interconnection studies.

     We had $1,296,430 in receivable – debenture, net - current at December 31, 2013, as compared to no receivable – debenture, net – current ($nil) at March 31, 2013. The receivable – debenture, net – current relates to the current portion of the Redwood Debenture securing the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold.

     We had no long-term prepaid expenses and deposit ($nil) at December 31, 2013, as compared to $564,150 in long-term prepaid expenses and deposit at March 31, 2013. These assets were sold to Redwood as part of the Coronus sale on September 19, 2013.

     We had $3,196,615 in receivable – debenture – long term at December 31, 2013, as compared to no receivable – debenture – long term ($nil) at March 31, 2013. The receivable – debenture – long term relates to the long term portion of the Redwood Debenture securing the sales proceeds of the Coronus sale to Redwood, according to projected collection dates after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system, less the net book value of assets sold.

     We had no project assets ($nil) at December 31, 2013, as compared to $3,477,920 in project assets at March 31, 2013. These assets were sold to Redwood as part of the Coronus sale on September 19, 2013.

     We had no senior secured promissory note ($nil) at December 31, 2013, as compared to $2,902,100 in senior secured promissory note at March 31, 2013. This liability was assumed by Redwood as part of the Coronus sale on September 19, 2013.

     Current notes payable decreased by $194,983 or 84% from $232,084 at March 31, 2013 to $37,101 at December 31, 2013. But for the current notes payable in relation to the Newberry Springs encumbrance, these liabilities were assumed by Redwood as part of the Coronus sale on September 19, 2013.

     We had $267,350 in deferred expenses – current at December 31, 2013, as compared to no deferred expenses – current ($nil) at March 31, 2013. The deferred expenses – current relate to the current portion of the additional development costs, in respect of the Coronus sale, the Company anticipates incurring, equivalent to approximately 20% of the total sales proceeds of the subsidiaries in order to earn the related sales proceeds, after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system.

     We had no long-term notes payable ($nil) at December 31, 2013, as compared to $579,014 in long-term notes payable at March 31, 2013. These liabilities were assumed by Redwood as part of the Coronus sale on September 19, 2013.

     We had $639,323 in deferred expenses – long term at December 31, 2013, as compared to no deferred expenses – long term ($nil) at March 31, 2013. The deferred expenses – long term relate to the long term portion of the additional development costs, in respect of the Coronus sale, the Company anticipates incurring, equivalent to approximately 20% of the total sales proceeds of the subsidiaries in order to earn the related sales proceeds, after adjusting for an imputed annual discount rate of 12% and probability of success ratio ranging from 25% to 80%, per solar PV system.

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

     We expect to obtain capital through the payment of the Contract Price, and the corresponding retirement of the Redwood Debenture, under the Share Purchase and Development Services Agreement. As the payment of the Contract Price is based on the aggregate of the value of the installed solar PV systems, and there is no assurance that the solar PV systems will obtain land use permits or be installed, there is no assurance that we will raise capital through the payment of the Contract Price. Nonetheless, we believe that capital generated through the payment of the Contract Price under the Share Purchase and Development Services Agreement will allow us to operate for the next twelve months. Capital raised from the payment of the Contract Price under the Share Purchase and Development Services Agreement is our only anticipated sources of additional capital.

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

     On October 24, 2012, Coronus entered into a Vacant Land Purchase Agreement (the “29-Palms Morongo Agreement”) to acquire a 24.23 acre parcel of vacant land, situated north of Twentynine Palms, in the County of San Bernardino, California (the “29-Palms Morongo Parcel”). On January 31, 2013, the parties to the 29-Palms Morongo Agreement replaced Coronus as purchaser with our wholly-owned Delaware subsidiary, Coronus 29-Palms Morongo LLC (“Coronus 29-Palms Morongo”). The purchase price for the land was $86,683, all cash. Coronus deposited $1,000 into escrow and agreed to deposit an additional $85,683 within sufficient time to close escrow. Effective May 3, 2013, the parties amended the 29-Palms Morongo Agreement, wherein the parties agreed to an option arrangement where an option (the “Option”) to purchase the 29-Palms Morongo Parcel was adopted, with the following terms: 1) Coronus 29-Palms Morongopays monthly payments equal to 6% per annum of the purchase price, or $433.42 per month, 2) the monthly payments are applied to the purchase price, provided Coronus 29-Palms Morongo exercises the Option, otherwise the payments are forfeited to the seller, 3) the term of the Option is 24 months, 4) failure to make the monthly payment terminates the Option, and 5) during the term of the Option, the seller provides the necessary consent for Coronus 29-Palms Morongo to apply for a conditional use permit from the County of San Bernardino. On December 4, 2013, we terminated the Option. Coronus 29-Palms Morongo is entitled to the refund of the $1,000 deposited into escrow. However, we wrote-off the payments we previously made under the Option, in the amount of $2,612.

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

     Effective September 1, 2013, we engaged RenewTrek Solar Inc. (“RenewTrek”) as a consultant (the “RenewTrek Engagement”), with RenewTrek providing us with advisory and consulting services (the “RenewTrek Services”) in respect of our solar PV business. Under the RenewTrek Engagement, we were to pay RenewTrek CAD$10,000 per month for the RenewTrek Services. Jeff Thachuk, our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer, and a member of our board of directors, is the president and a control person of RenewTrek. On September 1, 2013, our board of directors approved the RenewTrek Engagement. As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the RenewTrek Engagement. On November 4, 2013, the parties amended the RenewTrek Engagement (the “Amended RenewTrek Engagement”). Under the Amended RenewTrek Engagement, we are to pay RenewTrek CAD$10,000 per month for the RenewTrek Services up to November 30, 2013. Effective December 1, 2013, we are to pay RenewTrek 10% of the cash value received of the Redwood Debenture, in return for performing those certain development services in respect of the twelve anticipated, utility-scale, solar PV projects under the Share Purchase and Development Services Agreement.As a director of our company, Mr. Thachuk declared his interest in the transaction and abstained from voting on the approval of the Amended RenewTrek Engagement.

     Historically, we paid Mr. Thachuk CAD$8,000 per month to serve as our principal executive officer. Effective September 1, 2013, Mr. Thachuk no longer receives this salary, but continues to serve as our principal executive officer.

     As at December 31, 2013, our total current assets were $1,326,665and our total current liabilities were $391,238, resulting in working capital of $935,427.

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

     There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that hasmaterially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1
3.2	Bylaws.	S-1	11/07/08	3.2
3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3
3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4
3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5
3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1
4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1
10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1
10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2
10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3
10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4
10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5
10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6
10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7
10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1
10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1
10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10
10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11
10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12
10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13
10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14
10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15
10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16
10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17
10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1
10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1
10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2
10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3
10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23
10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24
10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25
10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26
10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27
10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28
10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29
10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30
10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31
10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32
10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33
10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35
10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1
10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37
10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38
10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39
10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40
10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41
10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42
10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43
10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44
10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45
10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46
10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47
10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48
10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49
10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50
10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51
10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53
10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54
10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55
10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56
10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57
10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58
10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59
10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60
10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61
10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62
10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63
10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64
10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65
10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66
10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67
10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68
10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69
10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70
10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71
10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72
10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73
10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74
10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75
10.76	Consent Agreement.	10-K	6/29/12	10.76
10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77
10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79
10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80
10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81
10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82
10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83
10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84
10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85
10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86
10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87
10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88
10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89
10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90
10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91
10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92
10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93
10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94
10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95
10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96
10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97
10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1
10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1
10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2
10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3
10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4
10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5
10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6
10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7
10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8
10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1
10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2
10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110
10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111
10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112
10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113
10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114
10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115
10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116
10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117
10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118
10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119
10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120
10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121
10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122
10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123
10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124
10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125
10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126
10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127
10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128
10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129
10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130
10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131
10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132
10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133
10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134
10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135
10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136
10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137
10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138
10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139
10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141
10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142
10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143
10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144
10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145
10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146
10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147
10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1
10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2
10.150	Form of Proxy.	8-K	8/15/13	10.3
10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4
10.152	Consulting Services Agreement – EarthLight.	8-K	9/30/13	10.1
10.153	Consulting Services Agreement – RenewTrek.	8-K	9/30/13	10.2
10.154	Amended Consulting Services Agreement – EarthLight.	8-K	11/5/13	10.1
10.155	Amended Consulting Services Agreement – RenewTrek.	8-K	11/5/13	10.2
10.156	Cancellation Instructions – TWENTYNINE PALMS MORONGO.				X
14.1	Code of Ethics.	S-1	11/07/08	14.1
14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	S-1	11/07/08	99.1
99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2
99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
X 101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of February, 2014.

CORONUS SOLAR INC.
(Registrant)

BY: /s/ Jeff Thachuk
Jeff Thachuk
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary, Treasurer and member of the Board of
Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-K/A-2	12/10/10	3.1
3.2	Bylaws.	S-1	11/07/08	3.2
3.3	Amended Articles of Incorporation (8/13/2002).	S-1	11/07/08	3.3
3.4	Amended Articles of Incorporation (8/26/2002).	S-1	11/07/08	3.4
3.5	Amended Articles of Incorporation (9/20/2002).	S-1	11/07/08	3.5
3.6	Amended Articles of Incorporation (11/03/2009).	8-K	11/06/09	3.1
4.1	Specimen Stock Certificate.	S-1	11/07/08	4.1
10.1	Engagement Letter - Jefferson Thachuk (5/15/2007).	S-1	11/07/08	10.1
10.2	Engagement Letter - Jefferson Thachuk (6/12/2008).	S-1	11/07/08	10.2
10.3	Engagement Letter - Jefferson Thachuk (8/21/2008).	S-1	11/07/08	10.3
10.4	Engagement Letter - Raven Kopelman.	S-1	11/07/08	10.4
10.5	Engagement Letter - John Omielan: (3/15/2007).	S-1	11/07/08	10.5
10.6	Engagement Letter - John Omielan: (1/04/2008).	S-1	11/07/08	10.6
10.7	Share Purchase Agreement with Coronus Energy Corp., Jefferson Thachuk, Mark Burgert, Raven Kopelman, David Holmes, Kenneth Bogas and John Omielan.	10-Q	11/02/09	10.7
10.8	Escrow Agreement between Insightfulmind Learning, Inc., Mark Burgert and Jefferson Thachuk.	8-K	11/06/09	10.1
10.9	Loan Agreement with Jefferson Thachuk.	10-K/A	12/10/10	10.1
10.10	Vacant Land Purchase Agreement – VIDAL.	10-Q/A-1	12/10/10	10.10
10.11	Vacant Land Purchase Agreement – TWENTYNINE PALMS.	10-Q/A-1	12/10/10	10.11
10.12	Stock Option Plan dated November 23, 2010.	POS AM	12/30/10	10.12
10.13	Vacant Land Purchase Agreement – VIDAL (December 19, 2010 Addendum).	POS AM	12/30/10	10.13
10.14	Vacant Land Purchase Agreement – TWENTYNINE PALMS (December 21, 2010 Addendum).	POS AM	12/30/10	10.14
10.15	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH.	10-Q	2/14/11	10.15
10.16	Vacant Land Purchase Agreement – NEWBERRY SPRINGS.	10-Q	2/14/11	10.16
10.17	Vacant Land Purchase Agreement – VIDAL (January 27, 2011 Addendum).	10-Q	2/14/11	10.17
10.18	Solar Power Systems Agreement.	8-K	4/01/11	10.1
10.19	SIS/FAS Study Agreement for Coronus 29 - PALMS NORTH 1.	8-K	6/21/11	10.1
10.20	SIS/FAS Study Agreement for Coronus 29-PALMS NORTH 2.	8-K	6/21/11	10.2
10.21	VIDAL Agreement Cancellation Instructions.	8-K	6/21/11	10.3
10.22	Installment Note – TWENTYNINE PALMS NORTH.	10-K	6/24/11	10.22

10.23	Vacant Land Purchase Agreement – TWENTYNINE PALMS (February 17, 2011 Addendum).	10-K	6/24/11	10.23
10.24	Vacant Land Purchase Agreement – NEWBERRY SPRINGS (February 22, 2011 Addendum).	10-K	6/24/11	10.24
10.25	Vacant Land Purchase Agreement – VIDAL (February 22, 2011 Addendum).	10-K	6/24/11	10.25
10.26	Installment Note – NEWBERRY SPRINGS.	10-K	6/24/11	10.26
10.27	Vacant Land Purchase Agreement – VIDAL (March 14, 2011 Addendum).	10-K	6/24/11	10.27
10.28	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (March 15, 2011 Addendum).	10-K	6/24/11	10.28
10.29	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH (April 14, 2011 Addendum).	10-K	6/24/11	10.29
10.30	Vacant Land Purchase Agreement – VIDAL (April 14, 2011 Addendum).	10-K	6/24/11	10.30
10.31	Vacant Land Purchase Agreement – JOSHUA TREE EAST.	10-K	6/24/11	10.31
10.32	Vacant Land Purchase Agreement – VIDAL (May 15, 2011 Addendum).	10-K	6/24/11	10.32
10.33	Engagement Letter - Jefferson Thachuk (May 31, 2011).	10-K	6/24/11	10.33
10.34	Vacant Land Purchase Agreement – JOSHUA TREE EAST (June 3, 2011 Addendum).	10-K	6/24/11	10.34
10.35	Loan Agreement with Jefferson Thachuk (June 20, 2011 Addendum).	10-K	6/24/11	10.35
10.36	SCG Advisory Agreement.	8-K	8/10/11	10.1
10.37	Installment Note – JOSHUA TREE EAST.	10-Q	11/14/11	10.37
10.38	Vacant Land Purchase Agreement – PHELAN EAST.	10-Q	11/14/11	10.38
10.39	Cancellation Instructions – PHELAN EAST.	10-Q	11/14/11	10.39
10.40	Vacant Land Purchase Agreement – ADELANTO WEST.	10-Q	11/14/11	10.40
10.41	Vacant Land Purchase Agreement – APPLE VALLEY EAST.	10-Q	11/14/11	10.41
10.42	Vacant Land Purchase Agreement – YUCCA VALLEY EAST.	10-Q	11/14/11	10.42
10.43	Vacant Land Purchase Agreement – OAK HILLS SOUTH.	10-Q	11/14/11	10.43
10.44	Loan Agreement with Jefferson Thachuk (October 26, 2011 Addendum).	10-Q	11/14/11	10.44
10.45	Vacant Land Purchase Agreement – HESPERIA WEST.	10-Q	11/14/11	10.45
10.46	Loan Agreement with Jefferson Thachuk (February 8, 2012 Addendum).	10-Q	2/15/11	10.46
10.47	SCG Advisory Agreement – (December 8, 2011 Addendum).	10-Q	2/15/11	10.47
10.48	System Impact Study Agreement – CORONUS HESPERIA WEST 2.	10-Q	2/15/11	10.48
10.49	System Impact Study Agreement – CORONUS YUCCA VALEY EAST 1.	10-Q	2/15/11	10.49
10.50	System Impact Study Agreement – CORONUS YUCCA VALLEY EAST 2.	10-Q	2/15/11	10.50
10.51	Vacant Land Purchase Agreement – ADELANTO WEST (November 17, 2011 Addendum).	10-Q	2/15/11	10.51
10.52	Vacant Land Purchase Agreement – ADELANTO WEST (January 11, 2012 Addendum).	10-Q	2/15/11	10.52

10.53	Vacant Land Purchase Agreement – APPLE VALLEY EAST (November 30, 2011 Addendum).	10-Q	2/15/11	10.53
10.54	Vacant Land Purchase Agreement – APPLE VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.54
10.55	Vacant Land Purchase Agreement – HESPERIA WEST (Commission Agreement).	10-Q	2/15/11	10.55
10.56	Vacant Land Purchase Agreement – HESPERIA WEST (December 13, 2011 Addendum).	10-Q	2/15/11	10.56
10.57	Vacant Land Purchase Agreement – HESPERIA WEST (January 14, 2012 Addendum).	10-Q	2/15/11	10.57
10.58	Vacant Land Purchase Agreement – HESPERIA WEST (February 2, 2012 Addendum).	10-Q	2/15/11	10.58
10.59	Vacant Land Purchase Agreement – OAK HILLS SOUTH (December 15, 2011 Addendum)	10-Q	2/15/11	10.59
10.60	Vacant Land Purchase Agreement – OAK HILLS SOUTH (January 18, 2012 Addendum).	10-Q	2/15/11	10.60
10.61	Cancellation Instructions – OAK HILLS SOUTH.	10-Q	2/15/11	10.61
10.62	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (Commission Agreement).	10-Q	2/15/11	10.62
10.63	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (December 3, 2011 Addendum).	10-Q	2/15/11	10.63
10.64	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (January 6, 2012 Addendum).	10-Q	2/15/11	10.64
10.65	Secured Convertible Promissory Note – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.65
10.66	Warrant – Russell Adair (February 2, 2012).	10-Q	2/15/11	10.66
10.67	Vacant Land Purchase Agreement – ADELANTO WEST (February 2, 2012 Addendum).	10-K	6/29/12	10.67
10.68	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.68
10.69	Vacant Land Purchase Agreement – APPLE VALLEY EAST (February 2, 2012 Addendum).	10-K	6/29/12	10.69
10.70	Vacant Land Purchase Agreement – HESPERIA WEST (February 16, 2012 Addendum).	10-K	6/29/12	10.70
10.71	System Impact Study Agreement – JOSHUA TREE EAST 1.	10-K	6/29/12	10.71
10.72	System Impact Study Agreement – JOSHUA TREE EAST 2.	10-K	6/29/12	10.72
10.73	System Impact Study Agreement – JOSHUA TREE EAST 3.	10-K	6/29/12	10.73
10.74	Secured Convertible Promissory Note – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.74
10.75	Warrant – Frank Zakaib (February 23, 2012).	10-K	6/29/12	10.75
10.76	Consent Agreement.	10-K	6/29/12	10.76
10.77	System Impact Study Agreement – 29-PALMS NORTH 3.	10-K	6/29/12	10.77
10.78	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (February 29, 2012 Addendum).	10-K	6/29/12	10.78

10.79	Vacant Land Purchase Agreement – ADELANTO WEST (March 5, 2012 Addendum).	10-K	6/29/12	10.79
10.80	Vacant Land Purchase Agreement – APPLE VALLEY EAST (March 19, 2012 Addendum).	10-K	6/29/12	10.80
10.81	Power Purchase Agreement – Coronus Hesperia West 1 LLC.	10-K	6/29/12	10.81
10.82	Vacant Land Purchase Agreement – YUCCA VALLEY EAST (April 4, 2012 Addendum).	10-K	6/29/12	10.82
10.83	Solar Photovoltaic Asset Sale Agreement.	10-K	6/29/12	10.83
10.84	Vacant Land Purchase Agreement – ADELANTO WEST (April 12, 2012 Addendum).	10-K	6/29/12	10.84
10.85	System Impact Study Agreement – ADELANTO WEST 1.	10-K	6/29/12	10.85
10.86	System Impact Study Agreement – ADELANTO WEST 2.	10-K	6/29/12	10.86
10.87	Loan Agreement with Jefferson Thachuk (April 18, 2012 Addendum).	10-K	6/29/12	10.87
10.88	System Impact Study Agreement – APPLE VALLEY EAST 1.	10-K	6/29/12	10.88
10.89	System Impact Study Agreement – APPLE VALLEY EAST 2.	10-K	6/29/12	10.89
10.90	Cancellation Instructions – APPLE VALLEY EAST.	10-K	6/29/12	10.90
10.91	Vacant Land Purchase Agreement – PHELAN SOUTH.	10-K	6/29/12	10.91
10.92	Vacant Land Purchase Agreement – PHELAN SOUTH (Commission Agreement).	10-K	6/29/12	10.92
10.93	System Impact Study Agreement – 29-PALMS WEST 1.	10-K	6/29/12	10.93
10.94	System Impact Study Agreement – 29-PALMS WEST 2.	10-K	6/29/12	10.94
10.95	System Impact Study Agreement – YUCCA VALLEY EAST 3.	10-K	6/29/12	10.95
10.96	System Impact Study Agreement – JOSHUA TREE EAST 4.	10-K	6/29/12	10.96
10.97	System Impact Study Agreement – JOSHUA TREE EAST 5.	10-K	6/29/12	10.97
10.98	Secured Convertible Promissory Note – Trevor Singleton.	8-K	8/13/12	10.1
10.99	Power Purchase Agreement – Coronus 29-Palms North 1 LLC.	10-Q	9/13/12	10.1
10.100	Power Purchase Agreement – Coronus 29-Palms North 2 LLC.	10-Q	9/13/12	10.2
10.101	Power Purchase Agreement – Coronus 29-Palms North 3 LLC.	10-Q	9/13/12	10.3
10.102	Power Purchase Agreement – Coronus Yucca Valley East 1 LLC.	10-Q	9/13/12	10.4
10.103	Power Purchase Agreement – Coronus Yucca Valley East 2 LLC.	10-Q	9/13/12	10.5
10.104	Power Purchase Agreement – Coronus Hesperia West 2 LLC.	10-Q	9/13/12	10.6
10.105	Vacant Land Purchase Agreement – PHELAN SOUTH (August 1, 2012 Addendum).	10-Q	9/13/12	10.7
10.106	Vacant Land Purchase Agreement – PHELAN SOUTH (September 6, 2012 Addendum).	10-Q	9/13/12	10.8
10.107	Solar Photovoltaic Asset Sale Agreement (Industry).	8-K	10/30/12	10.1
10.108	System Impact Study Agreement – CORONUS 29-PALMS NORTH 4.	10-Q	12/14/12	10.1

10.109	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO.	10-Q	12/14/12	10.2
10.110	Vacant Land Purchase Agreement – TWENTYNINE PALMS NORTH RE-SITE.	10-Q	2/14/13	10.110
10.111	Phoenix – Biological Habitat Assessment Agreement.	10-Q	2/14/13	10.111
10.112	Phoenix – Cultural Resources Assessment Agreement.	10-Q	2/14/13	10.112
10.113	Power Purchase Agreement – Coronus Joshua Tree East 1 LLC.	10-Q	2/14/13	10.113
10.114	Power Purchase Agreement – Coronus Joshua Tree East 2 LLC.	10-Q	2/14/13	10.114
10.115	Power Purchase Agreement – Coronus Joshua Tree East 3 LLC.	10-Q	2/14/13	10.115
10.116	Power Purchase Agreement – Coronus Joshua Tree East 4 LLC.	10-Q	2/14/13	10.116
10.117	Power Purchase Agreement – Coronus Joshua Tree East 5 LLC.	10-Q	2/14/13	10.117
10.118	Power Purchase Agreement – Coronus Apple Valley East 1 LLC.	10-Q	2/14/13	10.118
10.119	Power Purchase Agreement – Coronus Apple Valley East 2 LLC.	10-Q	2/14/13	10.119
10.120	Vacant Land Purchase Agreement – APPLE VALLEY EAST RE-SITE.	10-Q	2/14/13	10.120
10.121	Facilities Study Agreement – APPLE VALLEY EAST 1.	10-Q	2/14/13	10.121
10.122	Facilities Study Agreement – APPLE VALLEY EAST 2.	10-Q	2/14/13	10.122
10.123	Clean Focus Loan – Promissory Note.	10-Q	2/14/13	10.123
10.124	Clean Focus Loan – Security Agreement.	10-Q	2/14/13	10.124
10.125	Clean Focus Loan – Guaranty.	10-Q	2/14/13	10.125
10.126	Clean Focus Loan – Collateral Assignment of Member Interests.	10-Q	2/14/13	10.126
10.127	Clean Focus Loan – Collateral Assignment of Stock.	10-Q	2/14/13	10.127
10.128	Clean Focus Loan – Earthlight Advisory & Consulting Services Agreement.	10-Q	2/14/13	10.128
10.129	Coronus – Earthlight Consulting Services Agreement.	10-Q	2/14/13	10.129
10.130	Aegis Solar Power System Sales Agreement.	10-Q	2/14/13	10.130
10.131	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (December 31, 2012 Addendum).	10-Q	2/14/13	10.131
10.132	Power Purchase Agreement – Coronus Adelanto West 1 LLC.	10-Q	2/14/13	10.132
10.133	Power Purchase Agreement – Coronus Adelanto West 2 LLC.	10-Q	2/14/13	10.133
10.134	Power Purchase Agreement – Coronus Yucca Valley East 3 LLC.	10-Q	2/14/13	10.134
10.135	Facilities Study Agreement – JOSHUA TREE EAST 5.	10-Q	2/14/13	10.135
10.136	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (January 31, 2013 Addendum).	10-Q	2/14/13	10.136
10.137	Phoenix – Biological Survey Agreement.	10-K	7/02/13	10.137
10.138	Facilities Study Agreement – ADELANTO WEST 1.	10-K	7/02/13	10.138
10.139	Facilities Study Agreement – ADELANTO WEST 2.	10-K	7/02/13	10.139
10.140	Master Services Agreement – Belectric, Inc.	10-K	7/02/13	10.140

10.141	Vacant Land Purchase Agreement – YUCCA VALLEY EAST #2.	10-K	7/02/13	10.141
10.142	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (March 24, 2013 Addendum).	10-K	7/02/13	10.142
10.143	Mutual Release & Termination Agreement – Belectric, Inc.	10-K	7/02/13	10.143
10.144	Clean Focus Loan – First Addendum to Promissory Note.	10-K	7/02/13	10.144
10.145	Cancellation Instructions – PHELAN SOUTH.	10-K	7/02/13	10.145
10.146	Vacant Land Purchase Agreement – TWENTYNINE PALMS MORONGO (May 3, 2013 Addendum).	10-K	7/02/13	10.146
10.147	Clean Focus Loan – Second Addendum to Promissory Note.	10-K	7/02/13	10.147
10.148	Share Purchase and Development Services Agreement.	8-K	8/15/13	10.1
10.149	Form of Lock-Up Agreement	8-K	8/15/13	10.2
10.150	Form of Proxy.	8-K	8/15/13	10.3
10.151	Clean Focus Loan – Fourth Addendum to Promissory Note.	8-K	8/15/13	10.4
10.152	Consulting Services Agreement – EarthLight.	8-K	9/30/13	10.1
10.153	Consulting Services Agreement – RenewTrek.	8-K	9/30/13	10.2
10.154	Amended Consulting Services Agreement – EarthLight.	8-K	11/5/13	10.1
10.155	Amended Consulting Services Agreement – RenewTrek.	8-K	11/5/13	10.2
10.156	Cancellation Instructions – TWENTYNINE PALMS MORONGO.				X
14.1	Code of Ethics.	S-1	11/07/08	14.1
14.2	Amended Code of Ethics as of May 14, 2009.	10-K	6/05/09	14.2
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Audit Committee Charter.	S-1	11/07/08	99.1
99.2	Amended Audit Committee Charter as of May 19, 2009.	10-K	6/05/09	99.2
99.3	Disclosure Committee Charter.	10-K	6/05/09	99.3
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
X 101.PRE	XBRL Taxonomy Extension – Presentation.				X